Form 10-Q
period 2023-06-30
Cooper-Standard Holdings Inc.
filed 2023-08-04
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2023, there were 17,197,479 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2023

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$723,740	$605,917	$1,406,198	$1,218,901
Cost of products sold	646,026	590,541	1,286,656	1,181,983
Gross profit	77,714	15,376	119,542	36,918
Selling, administration & engineering expenses	54,605	52,282	106,694	104,186
Gain on sale of fixed assets, net	—	(33,391)	—	(33,391)
Amortization of intangibles	1,672	1,737	3,479	3,483
Restructuring charges	8,499	3,482	10,878	11,313
Impairment charges	654	3	654	458
Operating profit (loss)	12,284	(8,737)	(2,163)	(49,131)
Interest expense, net of interest income	(34,034)	(18,454)	(64,254)	(36,631)
Equity in earnings (losses) of affiliates	656	(3,446)	458	(4,802)
Loss on refinancing and extinguishment of debt	—	—	(81,885)	—
Other expense, net	(2,561)	(1,509)	(6,565)	(2,720)
Loss before income taxes	(23,655)	(32,146)	(154,409)	(93,284)
Income tax expense	4,765	2,005	5,123	2,657
Net loss	(28,420)	(34,151)	(159,532)	(95,941)
Net loss attributable to noncontrolling interests	591	904	1,336	1,334
Net loss attributable to Cooper-Standard Holdings Inc.	$(27,829)	$(33,247)	$(158,196)	$(94,607)

Loss per share:
Basic	$(1.61)	$(1.93)	$(9.15)	$(5.51)
Diluted	$(1.61)	$(1.93)	$(9.15)	$(5.51)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(28,420)	$(34,151)	$(159,532)	$(95,941)
Other comprehensive loss:
Currency translation adjustment	(6,889)	(17,084)	(6,982)	(8,719)
Benefit plan liabilities adjustment, net of tax	142	2,063	242	3,047
Fair value change of derivatives, net of tax	(574)	(1,023)	1,769	1,408
Other comprehensive loss, net of tax	(7,321)	(16,044)	(4,971)	(4,264)
Comprehensive loss	(35,741)	(50,195)	(164,503)	(100,205)
Comprehensive loss attributable to noncontrolling interests	185	627	953	1,068
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(35,556)	$(49,568)	$(163,550)	$(99,137)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,063	$186,875
Accounts receivable, net	390,033	358,700
Tooling receivable, net	94,579	95,965
Inventories	172,999	157,756
Prepaid expenses	25,779	31,170
Income tax receivable and refundable credits	13,315	13,668
Other current assets	114,108	101,515
Total current assets	883,876	945,649
Property, plant and equipment, net	624,073	642,860
Operating lease right-of-use assets, net	87,341	94,571
Goodwill	142,114	142,023
Intangible assets, net	43,702	47,641
Other assets	89,713	90,785
Total assets	$1,870,819	$1,963,529

Liabilities and Equity
Current liabilities:
Debt payable within one year	$49,813	$54,130
Accounts payable	357,682	338,210
Payroll liabilities	106,865	99,029
Accrued liabilities	141,956	119,463
Current operating lease liabilities	19,099	20,786
Total current liabilities	675,415	631,618
Long-term debt	1,012,289	982,054
Pension benefits	101,369	98,481
Postretirement benefits other than pensions	31,163	31,014
Long-term operating lease liabilities	72,156	77,617
Other liabilities	40,130	41,553
Total liabilities	1,932,522	1,862,337
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,262,362 shares issued and 17,196,553 shares outstanding as of June 30, 2023, and 19,173,838 shares issued and 17,108,029 outstanding as of December 31, 2022	17	17
Additional paid-in capital	509,106	507,498
Retained deficit	(348,027)	(189,831)
Accumulated other comprehensive loss	(215,325)	(209,971)
Total Cooper-Standard Holdings Inc. equity	(54,229)	107,713
Noncontrolling interests	(7,474)	(6,521)
Total equity	(61,703)	101,192
Total liabilities and equity	$1,870,819	$1,963,529
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	30,489	—	740	—	—	740	—	740
Net loss	—	—	—	(130,367)	—	(130,367)	(745)	(131,112)
Other comprehensive income (loss)	—	—	—	—	2,373	2,373	(23)	2,350
Balance as of March 31, 2023	17,138,518	$17	$508,238	$(320,198)	$(207,598)	$(19,541)	$(7,289)	$(26,830)
Share-based compensation, net	58,035	—	868	—	—	868	—	868
Net loss	—	—	—	(27,829)	—	(27,829)	(591)	(28,420)
Other comprehensive (loss) income	—	—	—	—	(7,727)	(7,727)	406	(7,321)
Balance as of June 30, 2023	17,196,553	$17	$509,106	$(348,027)	$(215,325)	$(54,229)	$(7,474)	$(61,703)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	69,716	—	437	—	—	437	—	437
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss	—	—	—	(61,360)	—	(61,360)	(430)	(61,790)
Other comprehensive income (loss)	—	—	—	—	11,791	11,791	(11)	11,780
Balance as of March 31, 2022	17,061,695	$17	$504,934	$(35,807)	$(193,393)	$275,751	$(4,971)	$270,780
Share-based compensation, net	39,426	—	1,128	—	—	1,128	—	1,128
Net loss	—	—	—	(33,247)	—	(33,247)	(904)	(34,151)
Other comprehensive (loss) income	—	—	—	—	(16,321)	(16,321)	277	(16,044)
Balance as of June 30, 2022	17,101,121	$17	$506,062	$(69,054)	$(209,714)	$227,311	$(5,598)	$221,713
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(159,532)	$(95,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52,319	60,062
Amortization of intangibles	3,479	3,483
Gain on sale of fixed assets, net	—	(33,391)
Impairment charges	654	458
Share-based compensation expense	2,705	1,625
Equity in losses of affiliates, net of dividends related to earnings	720	7,804
Loss on refinancing and extinguishment of debt	81,885	—
Payment-in-kind interest	27,500	—
Deferred income taxes	20	(5,096)
Other	2,376	1,178
Changes in operating assets and liabilities	5,024	59,583
Net cash provided by (used in) operating activities	17,150	(235)
Investing activities:
Capital expenditures	(46,760)	(44,278)
Proceeds from sale of fixed assets	—	52,633
Other	1,638	32
Net cash (used in) provided by investing activities	(45,122)	8,387
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	925,020	—
Repayment and refinancing of long-term debt	(927,046)	—
Principal payments on long-term debt	(949)	(2,536)
Decrease in short-term debt, net	(1,240)	(1,666)
Debt issuance costs and other fees	(74,376)	—
Taxes withheld and paid on employees' share-based payment awards	(209)	(526)
Other	(238)	651
Net cash used in financing activities	(79,038)	(4,077)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,565)	7,103
Changes in cash, cash equivalents and restricted cash	(111,575)	11,178
Cash, cash equivalents and restricted cash at beginning of period	192,807	251,128
Cash, cash equivalents and restricted cash at end of period	$81,232	$262,306

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	June 30, 2023	December 31, 2022
Cash and cash equivalents	$73,063	$186,875
Restricted cash included in other current assets	6,550	4,650
Restricted cash included in other assets	1,619	1,282
Total cash, cash equivalents and restricted cash	$81,232	$192,807
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2023 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the six months ended June 30, 2023, which did not have a material impact on its condensed consolidated financial statements.

Standard	Description	Effective Date
ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	Requires enhanced disclosures about a buyer’s use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements.	January 1, 2023
2. Deconsolidation and Sale-Leaseback
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the six months ended June 30, 2022, the Company recorded a loss of $2,257, included in other income (expense), net in the condensed consolidated statements of operations. The deconsolidation included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625, along with the removal of intangible assets (primarily land use rights) with a net carrying value of $5,258.
2022 Sale-Leaseback
In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities. The Company closed the transaction and received cash proceeds in the amount of $50,008 during the six months ended June 30, 2022. The sale-leaseback became effective on April 1, 2022, and the Company recorded a gain on the sale transaction of $33,391 during the six months ended June 30, 2022.

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
Revenue by customer group for the three months ended June 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$359,797	$171,368	$111,046	$33,511	$—	$675,722
Commercial	4,532	6,487	173	3	1,897	13,092
Other	4,481	42	3	—	30,400	34,926
Revenue	$368,810	$177,897	$111,222	$33,514	$32,297	$723,740
Revenue by customer group for the six months ended June 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$716,923	$326,561	$205,661	$62,349	$—	$1,311,494
Commercial	8,637	13,009	343	6	3,679	25,674
Other	8,377	182	3	—	60,468	69,030
Revenue	$733,937	$339,752	$206,007	$62,355	$64,147	$1,406,198
Revenue by customer group for the three months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$323,532	$120,693	$85,338	$26,256	$—	$555,819
Commercial	4,049	5,546	441	5	1,665	11,706
Other	4,106	48	—	—	34,238	38,392
Revenue	$331,687	$126,287	$85,779	$26,261	$35,903	$605,917
Revenue by customer group for the six months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$638,119	$246,061	$188,742	$47,769	$—	$1,120,691
Commercial	7,723	11,469	788	11	3,322	23,313
Other	7,739	171	2	—	66,985	74,897
Revenue	$653,581	$257,701	$189,532	$47,780	$70,307	$1,218,901
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel and Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended June 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$138,153	$141,656	$69,881	$24,913	$—	$374,603
Fluid handling:
Fuel and brake delivery systems	125,152	32,113	23,442	6,487	—	187,194
Fluid transfer systems	105,505	4,128	17,899	2,114	—	129,646
Total fluid handling	230,657	36,241	41,341	8,601	—	316,840
Other	—	—	—	—	32,297	32,297
Revenue	$368,810	$177,897	$111,222	$33,514	$32,297	$723,740
Revenue by product line for the six months ended June 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$276,274	$272,631	$129,280	$47,553	$—	$725,738
Fluid handling:
Fuel and brake delivery systems	244,447	58,604	42,349	10,934	—	356,334
Fluid transfer systems	213,216	8,517	34,378	3,868	—	259,979
Total fluid handling	457,663	67,121	76,727	14,802	—	616,313
Other	—	—	—	—	64,147	64,147
Revenue	$733,937	$339,752	$206,007	$62,355	$64,147	$1,406,198
Revenue by product line for the three months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$127,345	$101,951	$49,874	$19,235	$—	$298,405
Fluid handling:
Fuel and brake delivery systems	107,614	21,638	20,481	4,814	—	154,547
Fluid transfer systems	96,728	2,698	15,424	2,212	—	117,062
Total fluid handling	204,342	24,336	35,905	7,026	—	271,609
Other	—	—	—	—	35,903	35,903
Revenue	$331,687	$126,287	$85,779	$26,261	$35,903	$605,917

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the six months ended June 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$254,897	$207,085	$112,910	$35,345	$—	$610,237
Fluid handling:
Fuel and brake delivery systems	210,335	44,676	44,228	8,375	—	307,614
Fluid transfer systems	188,349	5,940	32,394	4,060	—	230,743
Total fluid handling	398,684	50,616	76,622	12,435	—	538,357
Other	—	—	—	—	70,307	70,307
Revenue	$653,581	$257,701	$189,532	$47,780	$70,307	$1,218,901
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2023.
The Company’s contract liabilities consist of advance payments received from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2023	December 31, 2022	Change
Contract assets	$582	$530	$52
Contract liabilities	(15)	(15)	—
Net contract assets (liabilities)	$567	$515	$52
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 were current liabilities of $11,089 and $9,325, respectively, and long-term liabilities of $4,656 and $5,899, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring charges by segment for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
North America	$5,170	$353	$5,379	$(86)
Europe	3,265	1,704	5,050	10,135
Asia Pacific	1	1,152	320	999
South America	24	69	46	105
Total Automotive	8,460	3,278	10,795	11,153
Corporate and other	39	204	83	160
Total	$8,499	$3,482	$10,878	$11,313
Restructuring activity for the six months ended June 30, 2023 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$13,185	$6,383	$19,568
Expense	9,819	1,059	10,878
Cash payments	(4,206)	(2,155)	(6,361)
Foreign exchange translation and other	227	56	283
Balance as of June 30, 2023	$19,025	$5,343	$24,368
5. Inventories
Inventories consist of the following:

	June 30, 2023	December 31, 2022
Finished goods	$46,912	$39,202
Work in process	45,087	40,521
Raw materials and supplies	81,000	78,033
	$172,999	$157,756
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2023 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2022	$127,987	$14,036	$142,023
Foreign exchange translation	91	—	91
Balance as of June 30, 2023	$128,078	$14,036	$142,114
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Intangible Assets
Intangible assets and accumulated amortization balances as of June 30, 2023 and December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,220	$(131,373)	$20,847
Other	37,829	(14,974)	22,855
Balance as of June 30, 2023	$190,049	$(146,347)	$43,702

Customer relationships	$152,578	$(129,317)	$23,261
Other	38,479	(14,099)	24,380
Balance as of December 31, 2022	$191,057	$(143,416)	$47,641

7. Debt and Other Financing
A summary of outstanding debt as of June 30, 2023 and December 31, 2022 is as follows:

	June 30, 2023	December 31, 2022
First Lien Notes	$581,353	$—
Third Lien Notes	367,930	—
2026 Senior Notes	42,300	397,259
2024 Senior Secured Notes	—	244,471
Term Loan	—	318,787
Finance leases	23,135	23,765
Other borrowings	47,384	51,902
Total debt	1,062,102	1,036,184
Less: current portion	(49,813)	(54,130)
Total long-term debt	$1,012,289	$982,054
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81,885 during the six months ended June 30, 2023. Additionally, the Company incurred total fees of $91,800 associated with the Refinancing Transactions, of which $86,841 were

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
paid during the six months ended June 30, 2023, $4,237 were paid during 2022 and $722 are recorded in accounts payable in the condensed consolidated balance sheet as of June 30, 2023 and will be paid in future periods. The fees paid during the six months ended June 30, 2023 are reflected as a financing outflow in the condensed consolidated statement of cash flows. Of the fees paid during the six months ended June 30, 2023, $73,376 was included in the loss on the refinancing and extinguishment of debt referenced above, $12,465 is presented as a direct deduction from the principal balance in the condensed consolidated balance sheet, and $1,000 related to amending the ABL Facility is recorded in other long-term assets in the condensed consolidated balance sheet.
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
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of June 30, 2023, the aggregate principal amount of the First Lien Notes of $581,353 recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to pay 4.50% of the first interest payment as payment-in-kind. The Company has also elected to pay 4.50% of the second interest payment as payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
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
As of June 30, 2023, the Company had $9,443 of unamortized debt issuance costs and $388 of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
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
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of June 30, 2023, the aggregate principal amount of the Third Lien Notes of $367,930 recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to fully pay the first interest payment on the Third Lien Notes as payment-in-kind. The Company has also elected to pay the second interest payment as payment-in-kind. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
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
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of June 30, 2023, the Company had $5,831 of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of June 30, 2023 and December 31, 2022, the Company had $254 and $2,741 of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
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
The Company paid approximately $6,431 of debt issuance costs in connection with the issuance of the 2024 Senior Secured Notes. Additionally, the 2024 Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2022, the Company had $3,021 of unamortized debt issuance costs and $2,508 of unamortized original issue discount related to the 2024 Senior Secured Notes, which were presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the 2024 Senior Secured Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of June 30, 2023 was $180,000. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,475 of outstanding letters of credit, the Company effectively had $156,525 available for borrowing under its ABL Facility.
As of June 30, 2023, there were no borrowings under the ABL Facility.
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
Debt Issuance Costs. As of June 30, 2023 and December 31, 2022, the Company had $1,232 and $535, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
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
Debt Covenants
The Company was in compliance with all applicable covenants of the New Notes, the 2026 Senior Notes, and ABL Facility as of June 30, 2023.
Other Financing
Finance leases and other. Other borrowings as of June 30, 2023 and December 31, 2022 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
Receivable factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the New Notes and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €60 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires in December 2023.
Costs incurred on the sale of receivables are recorded in other expense, net in the condensed consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheets. Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	June 30, 2023	December 31, 2022
Off-balance sheet arrangements	$57,465	$52,491
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accounts receivable factored	$114,260	$90,332	$217,305	$172,882
Costs	636	114	1,073	239
As of June 30, 2023 and December 31, 2022, cash collections on behalf of the Factor that have yet to be remitted were $5,646 and $3,772, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022	Input
Forward foreign exchange contracts - other current assets	$10,296	$8,643	Level 2
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
During the three months ended June 30, 2023, the Company recorded impairment charges of $654, primarily related to certain assets in Asia Pacific. During the three months ended June 30, 2022, the Company recorded impairment charges of $3 due to idle assets in Europe. The fair value was determined using salvage value. In addition, during the six months ended June 30, 2022, the Company recorded a loss on the deconsolidation of a joint venture in the Asia Pacific region of $2,257, included in other income (expense), net in the condensed consolidated statements of operations. For further information see Note 2. “Deconsolidation and Sale-Leaseback.”
Items Not Carried at Fair Value
Fair values of the Company’s New Notes, 2026 Senior Notes, 2024 Senior Secured Notes and Term Loan Facility were as follows:

	June 30, 2023	December 31, 2022
Aggregate fair value	$835,828	$744,010
Aggregate carrying value (1)	1,007,500	969,600
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2023 and December 31, 2022, the notional amount of these contracts was $62,758 and $135,285, respectively, and consisted of hedges of cash flow transactions extending out to December 2023.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Forward foreign exchange contracts	$4,689	$(515)	$10,242	$1,896
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Forward foreign exchange contracts	$5,245	$519	$8,579	$562

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Pension and Postretirement Benefits Other Than Pensions

The components of net periodic benefit (income) cost for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$543	$193	$692
Interest cost	2,314	1,315	1,766	716
Expected return on plan assets	(2,113)	(308)	(2,323)	(252)
Amortization of prior service cost and actuarial loss	778	6	222	396
Net periodic benefit cost (income)	$979	$1,556	$(142)	$1,552

	Pension Benefits
	Six Months Ended June 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,078	$386	$1,413
Interest cost	4,628	2,610	3,532	1,449
Expected return on plan assets	(4,226)	(615)	(4,646)	(506)
Amortization of prior service cost and actuarial loss	1,556	12	444	811
Net periodic benefit cost (income)	$1,958	$3,085	$(284)	$3,167

	Other Postretirement Benefits
	Three Months Ended June 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$37	$22	$57
Interest cost	205	198	140	167
Amortization of prior service credit and actuarial (gain) loss	(609)	(21)	(394)	42
Net periodic benefit (income) cost	$(391)	$214	$(232)	$266

	Other Postretirement Benefits
	Six Months Ended June 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$26	$75	$44	$115
Interest cost	410	395	280	335
Amortization of prior service credit and actuarial (gain) loss	(1,218)	(42)	(788)	84
Net periodic benefit (income) cost	$(782)	$428	$(464)	$534
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

On October 11, 2022, the Company’s Board of Directors approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans, and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The termination of the U.S. Pension Plan is expected to take twelve to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. Ultimate settlement of benefit obligations is dependent upon the participants’ elections. As of June 30, 2023 and December 31, 2022, the U.S. Pension Plan was underfunded under U.S. generally accepted accounting principles by $5,888 and $5,759, respectively.
10. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Deconsolidation of joint venture (1)	$—	$—	$—	$(2,257)
Foreign currency (losses) gains	(534)	(1,136)	(2,451)	344
Components of net periodic cost other than service cost	(1,765)	(480)	(3,510)	(995)
Factoring costs	(636)	(114)	(1,073)	(239)
Miscellaneous income	374	221	469	427
Other expense, net	$(2,561)	$(1,509)	$(6,565)	$(2,720)
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
Income tax expense, loss before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	$4,765	$2,005	$5,123	$2,657
Loss before income taxes	(23,655)	(32,146)	(154,409)	(93,284)
Effective tax rate	(20)%	(6)%	(3)%	(3)%
The effective tax rate for the three and six months ended June 30, 2023 varied from the effective tax rate for the three and six months ended June 30, 2022 primarily due to the the geographic mix of pre-tax losses, and the inability to record a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.
The income tax rate for the three and six months ended June 30, 2023 and 2022 varied from the U.S. statutory rate primarily due to the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of our 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on our 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and has begun the process of contesting the matter. Currently, the protest for the 2015-2018 tax years has been submitted to the IRS’s administrative appeals office. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of and for the three and six months ended June 30, 2023. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through June 30, 2023 is less than $15,000. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(27,829)	$(33,247)	$(158,196)	$(94,607)

Basic weighted average shares of common stock outstanding	17,334,918	17,189,128	17,282,462	17,162,915
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	17,334,918	17,189,128	17,282,462	17,162,915

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.61)	$(1.93)	$(9.15)	$(5.51)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.61)	$(1.93)	$(9.15)	$(5.51)
Securities excluded from the calculation of diluted loss per share were approximately 44,000 and 26,000 for the three months ended June 30, 2023 and 2022, respectively, and 42,000 and 67,000 for the six months ended June 30, 2023 and 2022, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Foreign currency translation adjustment
Balance at beginning of period	$(158,093)		$(130,375)		$(158,023)		$(138,751)
Other comprehensive loss before reclassifications	(7,295)	(1)	(17,361)	(1)	(7,365)	(1)	(8,691)	(1)
Amounts reclassified from accumulated other comprehensive loss	—		—		—		(294)
Balance at end of period	$(165,388)		$(147,736)		$(165,388)		$(147,736)
Benefit plan liabilities
Balance at beginning of period	$(60,151)		$(64,319)		$(60,251)		$(65,303)
Other comprehensive (loss) income before reclassifications (net of tax benefit of $(94), $(63), $(29), and $(244), respectively)	(16)		1,831		(74)		2,538
Amounts reclassified from accumulated other comprehensive loss	158	(2)	232	(3)	316	(4)	509	(5)
Balance at end of period	$(60,009)		$(62,256)		$(60,009)		$(62,256)
Fair value change of derivatives
Balance at beginning of period	$10,646		$1,301		$8,303		$(1,130)
Other comprehensive income (loss) before reclassifications (net of tax expense of $1,419, $142, $2,189, and $81, respectively)	3,270		(657)		8,053		1,815
Amounts reclassified from accumulated other comprehensive loss (net of tax expense of $1,401, $153, $2,295, and $155, respectively)	(3,844)		(366)		(6,284)		(407)
Balance at end of period	$10,072		$278		$10,072		$278
Accumulated other comprehensive loss, ending balance	$(215,325)		$(209,714)		$(215,325)		$(209,714)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency balances that are of a long-term investment nature of $1,979 and $(12,877) for the three months ended June 30, 2023 and 2022, respectively, and $(1,844) and $(4,235) for the six months ended June 30, 2023 and 2022, respectively.
(2)Includes the effect of the amortization of actuarial losses of $147 and amortization of prior service cost of $6, net of tax of $5.
(3)Includes the effect of the amortization of actuarial losses of $192 and amortization of prior service cost of $44, net of tax of $4.
(4)Includes the effect of the amortization of actuarial losses of $294 and amortization of prior service cost of $12, net of tax of $10.
(5)Includes the effect of the amortization of actuarial losses of $424 and amortization of prior service cost of $93, net of tax of $8.
14. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2023, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the six months ended June 30, 2023 or 2022.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2023 and December 31, 2022, the Company had approximately $9,523 and $10,817, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,
	2023			2022
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$368,810	$2,915	$23,849	$331,687	$2,747	$15,441
Europe	177,897	1,568	16,260	126,287	1,541	(15,316)
Asia Pacific	111,222	2,215	7,194	85,779	908	(7,799)
South America	33,514	5	3,375	26,261	—	(1,298)
Total Automotive	691,443	6,703	50,678	570,014	5,196	(8,972)
Corporate, eliminations and other	32,297	(6,703)	(2,739)	35,903	(5,196)	(1,402)
Consolidated	$723,740	$—	$47,939	$605,917	$—	$(10,374)

	Six Months Ended June 30,
	2023			2022
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$733,937	$5,927	$49,723	$653,581	$6,277	$32,937
Europe	339,752	3,371	3,865	257,701	3,910	(29,973)
Asia Pacific	206,007	4,689	8,884	189,532	1,533	(8,541)
South America	62,355	11	5,303	47,780	5	(1,707)
Total Automotive	1,342,051	13,998	67,775	1,148,594	11,725	(7,284)
Corporate, eliminations and other	64,147	(13,998)	(7,379)	70,307	(11,725)	(2,945)
Consolidated	$1,406,198	$—	$60,396	$1,218,901	$—	$(10,229)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA	$47,939	$(10,374)	$60,396	$(10,229)
Restructuring charges	(8,499)	(3,482)	(10,878)	(11,313)
Deconsolidation of joint venture	—	—	—	(2,257)
Impairment charges	(654)	(3)	(654)	(458)
Gain on sale of fixed assets, net	—	33,391	—	33,391
Indirect tax adjustments	—	(908)	—	(908)
Loss on refinancing and extinguishment of debt	—	—	(81,885)	—
EBITDA	$38,786	$18,624	$(33,021)	$8,226
Income tax expense	(4,765)	(2,005)	(5,123)	(2,657)
Interest expense, net of interest income	(34,034)	(18,454)	(64,254)	(36,631)
Depreciation and amortization	(27,816)	(31,412)	(55,798)	(63,545)
Net loss attributable to Cooper-Standard Holdings Inc.	$(27,829)	$(33,247)	$(158,196)	$(94,607)

	June 30, 2023	December 31, 2022
Segment assets:
North America	$852,752	$851,623
Europe	296,683	338,225
Asia Pacific	381,831	447,257
South America	96,661	73,403
Total Automotive	1,627,927	1,710,508
Corporate, eliminations and other	242,892	253,021
Consolidated	$1,870,819	$1,963,529

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production continued to be negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, relative to 2022, supply chain disruptions have improved and light vehicle production rates have largely stabilized. New vehicle inventory has increased in key markets but remains significantly below historic, pre-pandemic average levels. The relatively low light vehicle inventory levels are expected to support further increases in global light vehicle production through 2024. Global consumer demand for new vehicles has largely remained resilient despite the headwinds of rising interest rates, energy market volatility, persistent inflation and ongoing geopolitical tension.
In North America, U.S. consumer confidence increased in the latter portion of the second quarter of 2023. Key drivers of the improvement in consumer sentiment are easing inflation, expectations for stabilizing interest rates, and the resolution of the government’s debt ceiling crisis. These changing dynamics have eased concerns over the likelihood of a major economic recession in the near term. A continuing strong labor market, resilience in the services sector and government spending related to infrastructure are expected to drive modest economic growth during the second half of 2023. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 1.8 percent, 1.7 percent and 2.6 percent, respectively, in 2023.
In Europe, current consumer and business indicators suggest an economic recovery is underway. Key labor markets have remained strong, with the region recently experiencing record low unemployment levels. Concerns over a potential energy crisis are fading and consumer expenditures have stabilized. Increasing demand in the consumer services sector is now supportive of economic growth. However, inflation remains stubbornly high, the European Central Bank is continuing to raise policy interest rates, and geopolitical uncertainty remains high. Industrial demand and output have leveled off as pandemic-related backlogs have been depleted. In this uncertain environment, economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 0.9 percent in 2023.
In the Asia Pacific region, China’s economy experienced a sharp rebound during the first quarter of 2023 following the removal of COVID-related restrictions. Year-over-year growth continued in the second quarter, primarily due to the weak prior year comparable data which was adversely impacted by the pandemic. Underlying economic momentum has slowed, however, due to subdued consumer sentiment and continued weakness in the property sector. In addition, demand for Chinese exports has softened due to continuing geopolitical tensions among key trading partners. While considerable uncertainty remains in various, important economic sectors, the nation’s leaders have pledged to provide additional monetary and fiscal support as necessary to ensure key economic targets are achieved. Economists at the IMF are expecting the Chinese economy to grow 5.2 percent in 2023.
In South America, the Brazilian economy has experienced better than expected economic growth in the first half of the year, driven mainly by surging agricultural output to meet increasing demand from China. Higher interest rates put in place in 2022 have been effective in controlling inflation and the unemployment rate has fallen to levels not seen since 2015. In June, the Senate approved a revised fiscal framework which looks to balance fiscal prudence while still providing flexibility for additional social spending. While interest rate cuts may be possible with inflation at bay, tax increases may be necessary to pay for the social spending programs. Economists at the IMF are now estimating the Brazilian economy will grow 2.1 percent in 2023. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Following the pandemic, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business in 2021 and 2022. In response, we worked with our customers throughout 2022 to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduced our exposure and risk related to commodity price fluctuations going forward. Global commodity markets and pricing have stabilized to a large degree in the first half of 2023, and material cost impacts on our results for the six months ended June 30, 2023 were relatively small. However, we continue to experience significant inflationary pressure on wages, energy, transportation and other general costs. As such, we will continue to work on an ongoing basis with our customers and suppliers to mitigate the impact of cost inflation that is beyond our control.
Production Levels
Our business is directly affected by the automotive light vehicle production rates in North America, Europe, Asia Pacific and South America. Historically, production levels have been viewed as cyclical and largely dependent upon factors such as consumer demand, inventory levels, consumer confidence and other economic and competitive trends. In recent years, however, global light vehicle production, inventory and consumer demand all experienced extreme dislocations from historic norms due to the global COVID-19 pandemic and related restrictions on production and consumer activity. Post-pandemic, global light vehicle production continued to be negatively impacted by widespread supply chain disruptions, limiting the global automotive OEM’s ability to rebuild inventory and meet pent-up consumer demand. Since the second half of 2022, the supply chain disruptions have lessened, enabling modest increases in production and inventory levels, primarily in high demand, high margin market segments. The ramp-up of global light vehicle production continued in the second quarter of 2023 with all key regions showing strong improvement.
Light vehicle production in certain regions for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions of units)	2023(1)	2022(1)	% Change	2023(1)	2022(1)	% Change
North America	4.1	3.5	14.9%	8.0	7.1	12.2%
Europe	4.5	4.0	14.3%	9.2	7.9	16.1%
Asia Pacific	12.0	10.2	17.3%	23.7	21.5	9.9%
Greater China	6.6	5.5	20.4%	12.6	11.7	7.1%
South America	0.8	0.7	6.7%	1.4	1.3	10.0%
(1)Production data based on S&P Global (formerly IHS Markit), July 2023.
Despite the strong production in the second quarter of 2023, vehicle production and inventory levels remain well below pre-pandemic historical averages. Current industry forecasts suggest global light vehicle production will continue to increase modestly each year through at least 2025. Actual production may vary from forecasted levels due to a number of factors, however, including, but not limited to, possible work stoppages related to union contract negotiations with the OEMs in North America.
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
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(dollar amounts in thousands)
Sales	$723,740	$605,917	$117,823	$1,406,198	$1,218,901	$187,297
Cost of products sold	646,026	590,541	55,485	1,286,656	1,181,983	104,673
Gross profit	77,714	15,376	62,338	119,542	36,918	82,624
Selling, administration & engineering expenses	54,605	52,282	2,323	106,694	104,186	2,508
Gain on sale of fixed assets, net	—	(33,391)	33,391	—	(33,391)	33,391
Amortization of intangibles	1,672	1,737	(65)	3,479	3,483	(4)
Restructuring charges	8,499	3,482	5,017	10,878	11,313	(435)
Impairment charges	654	3	651	654	458	196
Operating profit (loss)	12,284	(8,737)	21,021	(2,163)	(49,131)	46,968
Interest expense, net of interest income	(34,034)	(18,454)	(15,580)	(64,254)	(36,631)	(27,623)
Equity in earnings (losses) of affiliates	656	(3,446)	4,102	458	(4,802)	5,260
Loss on refinancing and extinguishment of debt	—	—	—	(81,885)	—	(81,885)
Other expense, net	(2,561)	(1,509)	(1,052)	(6,565)	(2,720)	(3,845)
Loss before income taxes	(23,655)	(32,146)	8,491	(154,409)	(93,284)	(61,125)
Income tax expense	4,765	2,005	2,760	5,123	2,657	2,466
Net loss	(28,420)	(34,151)	5,731	(159,532)	(95,941)	(63,591)
Net loss attributable to noncontrolling interests	591	904	(313)	1,336	1,334	2
Net loss attributable to Cooper-Standard Holdings Inc.	$(27,829)	$(33,247)	$5,418	$(158,196)	$(94,607)	$(63,589)

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Sales

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$723,740	$605,917	$117,823	$122,509	$(4,686)
* Net of customer price adjustments, including recoveries.

Sales for the three months ended June 30, 2023 increased 19.4%, compared to the three months ended June 30, 2022. The increase in sales was driven by volume and mix, namely higher vehicle production volume due to the stabilization of the supply environment, elimination of prior year COVID-19 related restrictions in China and net customer price adjustments including recovery of cost increases. This increase was partially offset by the negative impact of foreign exchange.

Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)
	(dollar amounts in thousands)
Cost of products sold	$646,026	$590,541	$55,485	$67,332	$1,582	$(13,429)
Gross profit	77,714	15,376	62,338	55,177	(6,268)	13,429
Gross profit percentage of sales	10.7%	2.5%
* Net of customer price adjustments, including recoveries.
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. The Company’s material cost of products sold was approximately 52% and 50% of total cost of products sold for the three months ended June 30, 2023 and 2022, respectively. The change in cost of products sold was impacted by higher volume and mix, net of recovery of cost increases, higher inflation of labor and overhead, higher energy costs and unfavorable foreign exchange. These costs were partially offset by manufacturing and purchasing savings through lean initiatives and favorable commodity costs.
Gross profit for the three months ended June 30, 2023 increased $62.3 million, compared to the three months ended June 30, 2022. The change was driven by volume and mix, net of customer price adjustments including recovery of cost increases, manufacturing and purchasing savings through lean initiatives and favorable commodity costs, partially offset by wage and energy inflation and foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended June 30, 2023 was 7.5% of sales compared to 8.6% for the three months ended June 30, 2022. The decrease was primarily due to salaried headcount initiative savings and foreign exchange, partially offset by higher compensation related costs.
Gain on Sale of Fixed Assets, Net. The gain on sale of fixed assets for the three months ended June 30, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.
Amortization of Intangibles. Intangible amortization for the three months ended June 30, 2023 was comparable to the three months ended June 30, 2022.
Restructuring Charges. Restructuring charges for the three months ended June 30, 2023 increased $5.0 million compared to the three months ended June 30, 2022. The increase was primarily driven by higher restructuring charges primarily in North America and Europe.
Impairment Charges. Non-cash impairment charges for the three months ended June 30, 2023 increased $0.7 million compared to the three months ended June 30, 2022, primarily due to impairments of certain assets in Asia Pacific.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2023 increased $15.6 million compared to the three months ended June 30, 2022, primarily due to an increase in interest rates on the new debt subsequent to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Other Expense, Net. Other expense, net, for the three months ended June 30, 2023 increased $1.1 million compared to the three months ended June 30, 2022, primarily due to increased net periodic benefit cost.
Income Tax Expense. Income tax expense for the three months ended June 30, 2023 was $4.8 million on losses before income taxes of $23.7 million compared to an income tax expense of $2.0 million on losses before income taxes of $32.1 million for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 differed from the effective tax rate for the three months ended June 30, 2022 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items, which included discrete impacts of the gain on sale in Europe and other tax reserve changes during the three months ended June 30, 2022.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Sales

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$1,406,198	$1,218,901	$187,297	$208,919	$(21,622)
* Net of customer price adjustments, including recoveries.

Sales for the six months ended June 30, 2023 increased 15.4%, compared to the six months ended June 30, 2022. The increase in sales was driven by volume and mix, namely higher vehicle production volume due to the stabilization of the supply environment, elimination of prior year COVID-19 related restrictions in China and net customer price adjustments including recovery of cost increases. This increase was partially offset by the negative impact of foreign exchange.

Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)
	(dollar amounts in thousands)
Cost of products sold	$1,286,656	$1,181,983	$104,673	$114,325	$(11,072)	$1,420
Gross profit	119,542	36,918	82,624	94,594	(10,550)	(1,420)
Gross profit percentage of sales	8.5%	3.0%
* Net of customer price adjustments, including recoveries.
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material cost of products sold was approximately 52% and 50% of total cost of products sold for the six months ended June 30, 2023 and 2022, respectively. The change in cost of products sold was impacted by higher volume and mix, net of recovery of cost increases, higher inflation of labor and overhead and higher energy costs. These costs were partially offset by manufacturing and purchasing savings through lean initiatives, favorable foreign exchange and commodity costs.
Gross profit for the six months ended June 30, 2023 increased 223.8%, compared to the six months ended June 30, 2022. The change was driven by volume and mix, net of customer price adjustments including recovery of cost increases, manufacturing and purchasing savings through lean initiatives and favorable commodity costs, partially offset by wage and energy inflation and foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the six months ended June 30, 2023 was 7.6% of sales compared to 8.5% for the six months ended June 30, 2022. The decrease was primarily due to salaried headcount initiative savings and foreign exchange, partially offset by higher compensation related costs.
Gain on Sale of Fixed Assets, Net. The gain on sale of fixed assets for the six months ended June 30, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.
Amortization of Intangibles. Intangible amortization for the six months ended June 30, 2023 was comparable to the six months ended June 30, 2022.
Restructuring Charges. Restructuring charges for the six months ended June 30, 2023 decreased $0.4 million compared to the six months ended June 30, 2022. The decrease was primarily driven by lower restructuring charges in Europe partially offset by higher restructuring charges in North America.

Impairment Charges. Impairment charges for the six months ended June 30, 2023 increased $0.2 million, compared to the six months ended June 30, 2022. The increase was driven by the impairment of certain assets in Asia Pacific offset in part by lower impairment charges in Europe in the current year period.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2023 increased $27.6 million compared to the six months ended June 30, 2022, primarily due to an increase in interest rates on the new debt subsequent to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the six months ended June 30, 2023 was $81.9 million, which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the Refinancing Transactions.
Other Expense, Net. Other expense for the six months ended June 30, 2023 increased $3.8 million compared to the six months ended June 30, 2022, primarily due to the unfavorable impact of foreign currency exchange and increased net periodic benefit cost, offset in part by a loss on deconsolidation in the prior year period.
Income Tax Expense. Income tax expense for the six months ended June 30, 2023 was $5.1 million on losses before income taxes of $154.4 million compared to income tax expense of $2.7 million on losses before income taxes of $93.3 million for the six months ended June 30, 2022. The effective tax rate for the six months ended June 30, 2023 differed primarily from the effective tax rate for the six months ended June 30, 2022 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items which included discrete tax impacts of the gain on sale transaction in Europe and other tax reserve changes during the six months ended June 30, 2022.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Sales

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
North America	$368,810	$331,687	$37,123	$39,691	$(2,568)
Europe	177,897	126,287	51,610	47,513	4,097
Asia Pacific	111,222	85,779	25,443	31,750	(6,307)
South America	33,514	26,261	7,253	7,460	(207)
Total Automotive	691,443	570,014	121,429	126,414	(4,985)
Corporate, eliminations and other	32,297	35,903	(3,606)	(3,905)	299
Consolidated	$723,740	$605,917	$117,823	$122,509	$(4,686)
* Net of customer price adjustments, including recoveries.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China.
•The impact of foreign currency exchange was primarily related to the Chinese Renminbi, Euro and Canadian Dollar.

Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$23,849	$15,441	$8,408	$11,632	$(8,280)	$5,056
Europe	16,260	(15,316)	31,576	31,036	(1,559)	2,099
Asia Pacific	7,194	(7,799)	14,993	9,700	2,093	3,200
South America	3,375	(1,298)	4,673	2,194	1,679	800
Total Automotive	50,678	(8,972)	59,650	54,562	(6,067)	11,155
Corporate, eliminations and other	(2,739)	(1,402)	(1,337)	615	100	(2,052)
Consolidated adjusted EBITDA	$47,939	$(10,374)	$58,313	$55,177	$(5,967)	$9,103
* Net of customer price adjustments, including recoveries.
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China.
•The impact of foreign currency exchange was primarily related to the Mexican Peso, Canadian Dollar and Polish Zloty.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics; and
◦Manufacturing and purchasing savings through lean initiatives.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Sales

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
North America	$733,937	$653,581	$80,356	$85,095	$(4,739)
Europe	339,752	257,701	82,051	85,184	(3,133)
Asia Pacific	206,007	189,532	16,475	29,793	(13,318)
South America	62,355	47,780	14,575	14,771	(196)
Total Automotive	1,342,051	1,148,594	193,457	214,843	(21,386)
Corporate, eliminations and other	64,147	70,307	(6,160)	(5,924)	(236)
Consolidated	$1,406,198	$1,218,901	$187,297	$208,919	$(21,622)
* Net of customer price adjustments, including recoveries.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China.
•The impact of foreign currency exchange was primarily related to the Chinese Renminbi, Canadian Dollar and Euro.

Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$49,723	$32,937	$16,786	$31,430	$(11,974)	$(2,670)
Europe	3,865	(29,973)	33,838	46,479	(3,237)	(9,404)
Asia Pacific	8,884	(8,541)	17,425	9,484	335	7,606
South America	5,303	(1,707)	7,010	5,511	1,335	164
Total Automotive	67,775	(7,284)	75,059	92,904	(13,541)	(4,304)
Corporate, eliminations and other	(7,379)	(2,945)	(4,434)	1,690	(98)	(6,026)
Consolidated adjusted EBITDA	$60,396	$(10,229)	$70,625	$94,594	$(13,639)	$(10,330)
* Net of customer price adjustments, including recoveries.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China.
•The impact of foreign currency exchange was primarily related to Mexican Peso and Polish Zloty.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures as a percent of sales. We continuously monitor and forecast our liquidity situation, in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including the continued impact of COVID-19, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien

Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81,885 during the six months ended June 30, 2023. Additionally, the Company incurred total fees of $91,800 associated with the Refinancing Transactions, of which $86,841 were paid during the six months ended June 30, 2023, $4,237 were paid during 2022 and $722 are recorded in accounts payable in the condensed consolidated balance sheet as of June 30, 2023 and will be paid in future periods. The fees paid during the six months ended June 30, 2023 are reflected as a financing outflow in the condensed consolidated statement of cash flows. Of the fees paid during the six months ended June 30, 2023, $73,376 was included in the loss on the refinancing and extinguishment of debt referenced above, $12,465 is presented as a direct deduction from the principal balance in the condensed consolidated balance sheet, and $1,000 related to amending the ABL Facility is recorded in other long-term assets in the condensed consolidated balance sheet.
New Notes
On the Settlement Date, the Issuer issued $580,000 aggregate principal amount of First Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “First Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “First Lien Collateral Agent”).
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of June 30, 2023, the aggregate principal amount of the First Lien Notes of $581,353 recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to pay 4.50% of the first interest payment as payment-in-kind. The Company has also elected to pay 4.50% of the second interest payment as payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
As of June 30, 2023, the Company had $9,443 of unamortized debt issuance costs and $388 of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
On the Settlement Date, the Issuer issued $357,446 aggregate principal amount of Third Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “Third Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Third Lien Collateral Agent”).
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of June 30, 2023, the aggregate principal amount of the Third Lien Notes of $367,930 recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to fully pay the first interest payment on the Third Lien Notes as payment-in-kind. The Company has also elected to pay the second interest payment as payment-in-kind. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of June 30, 2023, the Company had $5,831 of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet.

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
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of June 30, 2023 and December 31, 2022, the Company had $254 and $2,741 of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
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
The Company paid approximately $6,431 of debt issuance costs in connection with the issuance of the 2024 Senior Secured Notes. Additionally, the 2024 Senior Secured Notes were issued at a discount of $5,000. As of December 31, 2022, the Company had $3,021 of unamortized debt issuance costs and $2,508 of unamortized original issue discount related to the 2024 Senior Secured Notes, which were presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the 2024 Senior Secured Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of June 30, 2023 was $180,000. Net the greater of 10% of the borrowing base or $15,000 that cannot be borrowed without triggering the fixed charge coverage ratio maintenance covenant and $5,475 of outstanding letters of credit, the Company effectively had $156,525 available for borrowing under its ABL Facility.
As of June 30, 2023, there were no borrowings under the ABL Facility.
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
Debt Issuance Costs. As of June 30, 2023 and December 31, 2022, the Company had $1,232 and $535, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
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
Cash Flows
Operating Activities. Net cash provided by operations was $17.2 million for the six months ended June 30, 2023, compared to net cash used in operations of $0.2 million for the six months ended June 30, 2022. The net change was primarily due to improved operating performance offset by changes in working capital balances, including the receipt of $51.4 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks during the six months ended June 30, 2022.
Investing Activities. Net cash used in investing activities was $45.1 million for the six months ended June 30, 2023, compared to net cash provided by investing activities of $8.4 million for the six months ended June 30, 2022. The change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the three months ended June 30, 2022. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $70 - $80 million on capital expenditures in 2023.
Financing Activities. Net cash used in financing activities totaled $79.0 million for the six months ended June 30, 2023, compared to net cash used in financing activities of $4.1 million for the six months ended June 30, 2022. The change was primarily due to the impact of the Refinancing Transactions.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of June 30, 2023, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the six months ended June 30, 2023 or 2022.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(27,829)	$(33,247)	$(158,196)	$(94,607)
Income tax expense	4,765	2,005	5,123	2,657
Interest expense, net of interest income	34,034	18,454	64,254	36,631
Depreciation and amortization	27,816	31,412	55,798	63,545
EBITDA	$38,786	$18,624	$(33,021)	$8,226
Restructuring charges	8,499	3,482	10,878	11,313
Deconsolidation of joint venture (1)	—	—	—	2,257
Impairment charges (2)	654	3	654	458
Gain on sale of fixed assets, net (3)	—	(33,391)	—	(33,391)
Indirect tax adjustments (4)	—	908	—	908
Loss on refinancing and extinguishment of debt (5)	—	—	81,885	—
Adjusted EBITDA	$47,939	$(10,374)	$60,396	$(10,229)
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
(2)Non-cash impairment charges in 2023 related to certain assets in Asia Pacific and non-cash impairment charges in 2022 related to idle assets in Europe.
(3)In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities, and a gain was recognized in the second quarter of 2022.
(4)Impact of prior period indirect tax adjustments.
(5)Loss on refinancing and extinguishment of debt relating to the Refinancing Transactions.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts, including commodity cost increases and disruptions related to the war in Ukraine and the COVID-related lockdowns in China; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; work stoppages or other labor disruptions with our employees or our customers’ employees; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2023, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2023 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2023 through April 30, 2023	—	$—	—	$98.7
May 1, 2023 through May 31, 2023	1,371	10.46	—	98.7
June 1, 2023 through June 30, 2023	—	—	—	98.7
Total	1,371		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended)."

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1†
Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan, as amended and restated effective May 18, 2023 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Registration Statement filed on Form S-8 on May 18, 2023).

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

COOPER-STANDARD HOLDINGS INC.

August 4, 2023	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)