Form 10-Q
period 2023-09-30
Cooper-Standard Holdings Inc.
filed 2023-11-03
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  ___________________________________
FORM 10-Q
  ___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2023, there were 17,197,479 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2023

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$736,038	$657,153	$2,142,236	$1,876,054
Cost of products sold	629,504	618,594	1,916,160	1,800,577
Gross profit	106,534	38,559	226,076	75,477
Selling, administration & engineering expenses	49,834	44,847	156,528	149,033
Loss on sale of businesses, net	334	—	334	—
Gain on sale of fixed assets, net	—	—	—	(33,391)
Amortization of intangibles	1,662	1,693	5,141	5,176
Restructuring charges	2,046	1,701	12,924	13,014
Impairment charges	—	379	654	837
Operating profit (loss)	52,658	(10,061)	50,495	(59,192)
Interest expense, net of interest income	(33,803)	(20,747)	(98,057)	(57,378)
Equity in earnings (losses) of affiliates	682	(3,391)	1,140	(8,193)
Loss on refinancing and extinguishment of debt	—	—	(81,885)	—
Other (expense) income, net	(3,816)	146	(10,381)	(2,574)
Income (loss) before income taxes	15,721	(34,053)	(138,688)	(127,337)
Income tax expense (benefit)	4,338	(833)	9,461	1,824
Net income (loss)	11,383	(33,220)	(148,149)	(129,161)
Net (income) loss attributable to noncontrolling interests	(20)	534	1,316	1,868
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$11,363	$(32,686)	$(146,833)	$(127,293)

Income (loss) per share:
Basic	$0.65	$(1.90)	$(8.47)	$(7.41)
Diluted	$0.65	$(1.90)	$(8.47)	$(7.41)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$11,383	$(33,220)	$(148,149)	$(129,161)
Other comprehensive loss:
Currency translation adjustment	(3,296)	(18,960)	(10,278)	(27,679)
Benefit plan liabilities adjustment, net of tax	45	2,398	287	5,445
Fair value change of derivatives, net of tax	(4,821)	2,422	(3,052)	3,830
Other comprehensive loss, net of tax	(8,072)	(14,140)	(13,043)	(18,404)
Comprehensive income (loss)	3,311	(47,360)	(161,192)	(147,565)
Comprehensive loss attributable to noncontrolling interests	718	185	1,671	1,253
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$4,029	$(47,175)	$(159,521)	$(146,312)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$204,848	$186,875
Accounts receivable, net	450,963	358,700
Tooling receivable, net	91,818	95,965
Inventories	181,050	157,756
Prepaid expenses	28,639	31,170
Income tax receivable and refundable credits	11,530	13,668
Other current assets	95,106	101,515
Total current assets	1,063,954	945,649
Property, plant and equipment, net	608,554	642,860
Operating lease right-of-use assets, net	85,007	94,571
Goodwill	140,710	142,023
Intangible assets, net	41,975	47,641
Other assets	88,800	90,785
Total assets	$2,029,000	$1,963,529

Liabilities and Equity
Current liabilities:
Debt payable within one year	$169,349	$54,130
Accounts payable	372,657	338,210
Payroll liabilities	114,320	99,029
Accrued liabilities	130,156	119,463
Current operating lease liabilities	18,634	20,786
Total current liabilities	805,116	631,618
Long-term debt	1,029,068	982,054
Pension benefits	99,096	98,481
Postretirement benefits other than pensions	30,678	31,014
Long-term operating lease liabilities	70,237	77,617
Other liabilities	52,181	41,553
Total liabilities	2,086,376	1,862,337
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,263,288 shares issued and 17,197,479 shares outstanding as of September 30, 2023, and 19,173,838 shares issued and 17,108,029 outstanding as of December 31, 2022	17	17
Additional paid-in capital	510,122	507,498
Retained deficit	(336,664)	(189,831)
Accumulated other comprehensive loss	(222,659)	(209,971)
Total Cooper-Standard Holdings Inc. equity	(49,184)	107,713
Noncontrolling interests	(8,192)	(6,521)
Total equity	(57,376)	101,192
Total liabilities and equity	$2,029,000	$1,963,529
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	30,489	—	740	—	—	740	—	740
Net loss	—	—	—	(130,367)	—	(130,367)	(745)	(131,112)
Other comprehensive income (loss)	—	—	—	—	2,373	2,373	(23)	2,350
Balance as of March 31, 2023	17,138,518	$17	$508,238	$(320,198)	$(207,598)	$(19,541)	$(7,289)	$(26,830)
Share-based compensation, net	58,035	—	868	—	—	868	—	868
Net loss	—	—	—	(27,829)	—	(27,829)	(591)	(28,420)
Other comprehensive (loss) income	—	—	—	—	(7,727)	(7,727)	406	(7,321)
Balance as of June 30, 2023	17,196,553	$17	$509,106	$(348,027)	$(215,325)	$(54,229)	$(7,474)	$(61,703)
Share-based compensation, net	926	—	1,016	—	—	1,016	—	1,016
Net income	—	—	—	11,363	—	11,363	20	11,383
Other comprehensive loss	—	—	—	—	(7,334)	(7,334)	(738)	(8,072)
Balance as of September 30, 2023	17,197,479	$17	$510,122	$(336,664)	$(222,659)	$(49,184)	$(8,192)	$(57,376)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Loss)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	69,716	—	437	—	—	437	—	437
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss	—	—	—	(61,360)	—	(61,360)	(430)	(61,790)
Other comprehensive income (loss)	—	—	—	—	11,791	11,791	(11)	11,780
Balance as of March 31, 2022	17,061,695	$17	$504,934	$(35,807)	$(193,393)	$275,751	$(4,971)	$270,780
Share-based compensation, net	39,426	—	1,128	—	—	1,128	—	1,128
Net loss	—	—	—	(33,247)	—	(33,247)	(904)	(34,151)
Other comprehensive (loss) income	—	—	—	—	(16,321)	(16,321)	277	(16,044)
Balance as of June 30, 2022	17,101,121	$17	$506,062	$(69,054)	$(209,714)	$227,311	$(5,598)	$221,713
Share-based compensation, net	6,908	—	909	—	—	909	—	909
Net loss	—	—	—	(32,686)	—	(32,686)	(534)	(33,220)
Other comprehensive (loss) income	—	—	—	—	(14,489)	(14,489)	349	(14,140)
Balance as of September 30, 2022	17,108,029	$17	$506,971	$(101,740)	$(224,203)	$181,045	$(5,783)	$175,262
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(148,149)	$(129,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,876	88,997
Amortization of intangibles	5,141	5,176
Loss on sale of businesses, net	334	—
Gain on sale of fixed assets, net	—	(33,391)
Impairment charges	654	837
Share-based compensation expense	4,071	2,593
Equity in losses of affiliates, net of dividends related to earnings	1,159	11,195
Loss on refinancing and extinguishment of debt	81,885	—
Payment-in-kind interest	44,019	—
Deferred income taxes	(586)	(5,478)
Other	3,606	2,383
Changes in operating assets and liabilities	(32,394)	46,489
Net cash provided by (used in) operating activities	37,616	(10,360)
Investing activities:
Capital expenditures	(63,184)	(58,491)
Proceeds from sale of businesses, net of cash divested	15,351	—
Proceeds from sale of fixed assets	—	52,956
Other	358	167
Net cash used in investing activities	(47,475)	(5,368)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	924,299	—
Repayment and refinancing of long-term debt	(927,046)	—
Principal payments on long-term debt	(1,613)	(3,786)
Borrowings on revolving credit facility, net	120,000	—
Decrease in short-term debt, net	(1,241)	(977)
Debt issuance costs and other fees	(74,376)	—
Taxes withheld and paid on employees' share-based payment awards	(214)	(607)
Other	(439)	(688)
Net cash provided by (used in) financing activities	39,370	(6,058)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(8,307)	9,296
Changes in cash, cash equivalents and restricted cash	21,204	(12,490)
Cash, cash equivalents and restricted cash at beginning of period	192,807	251,128
Cash, cash equivalents and restricted cash at end of period	$214,011	$238,638

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	September 30, 2023	December 31, 2022
Cash and cash equivalents	$204,848	$186,875
Restricted cash included in other current assets	7,694	4,650
Restricted cash included in other assets	1,469	1,282
Total cash, cash equivalents and restricted cash	$214,011	$192,807
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2023 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the nine months ended September 30, 2023, which did not have a material impact on its condensed consolidated financial statements.

Standard	Description	Effective Date
ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations	Requires enhanced disclosures about a buyer’s use of supplier finance programs. Supplier finance programs may also be referred to as reverse factoring, payables finance, or structured payables arrangements.	January 1, 2023
2. Divestitures and Deconsolidations
2023 Divestiture
In the second quarter of 2023, the Company signed a share purchase and assignment agreement to sell its European technical rubber products business. In the third quarter of 2023, the Company closed the transaction and received cash proceeds in the amount of $15,009. Upon finalization of the sale, during the three months ended September 30, 2023, the Company recorded a loss of $443, included in the condensed consolidated statements of operations. The loss included the write off of goodwill with a carrying amount of $1,300.
2023 Joint Venture Divestiture
Management approved a plan to sell the Company’s entire controlling equity interest of a joint venture in the Asia Pacific region, and the sale was completed in the third quarter of 2023. As a result of the sale, during the three months ended September 30, 2023, the Company recorded a gain of $109, included in the condensed consolidated statements of operations.
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the nine months ended September 30, 2022, the Company recorded a loss of $2,257, included in other (expense) income, net in the condensed consolidated statements of operations. The deconsolidation included the removal of property, plant and equipment with gross carrying value of $29,590 and accumulated depreciation of $11,625, along with the removal of intangible assets (primarily land use rights) with a net carrying value of $5,258.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
2022 Sale-Leaseback
In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities. The Company closed the transaction and received cash proceeds in the amount of $50,008 during the nine months ended September 30, 2022. The sale-leaseback became effective on April 1, 2022, and the Company recorded a gain on the sale transaction of $33,391 during the nine months ended September 30, 2022.
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
Revenue by customer group for the three months ended September 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$402,756	$141,677	$120,561	$34,348	$—	$699,342
Commercial	4,094	5,720	56	—	1,788	11,658
Other	4,056	153	—	—	20,829	25,038
Revenue	$410,906	$147,550	$120,617	$34,348	$22,617	$736,038
Revenue by customer group for the nine months ended September 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,119,679	$468,238	$326,222	$96,697	$—	$2,010,836
Commercial	12,731	18,729	399	6	5,467	37,332
Other	12,433	335	3	—	81,297	94,068
Revenue	$1,144,843	$487,302	$326,624	$96,703	$86,764	$2,142,236
Revenue by customer group for the three months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$343,012	$108,628	$129,167	$27,069	$—	$607,876
Commercial	4,132	4,957	326	4	1,725	11,144
Other	3,867	85	—	—	34,181	38,133
Revenue	$351,011	$113,670	$129,493	$27,073	$35,906	$657,153
Revenue by customer group for the nine months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$981,131	$354,689	$317,909	$74,838	$—	$1,728,567
Commercial	11,855	16,426	1,114	15	5,047	34,457
Other	11,606	256	2	—	101,166	113,030
Revenue	$1,004,592	$371,371	$319,025	$74,853	$106,213	$1,876,054
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel and Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation
Revenue by product line for the three months ended September 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$150,963	$116,466	$78,283	$25,451	$—	$371,163
Fluid handling:
Fuel and brake delivery systems	138,897	26,463	23,387	6,972	—	195,719
Fluid transfer systems	121,046	4,621	18,947	1,925	—	146,539
Total fluid handling	259,943	31,084	42,334	8,897	—	342,258
Other	—	—	—	—	22,617	22,617
Revenue	$410,906	$147,550	$120,617	$34,348	$22,617	$736,038
Revenue by product line for the nine months ended September 30, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$427,237	$389,097	$207,563	$73,004	$—	$1,096,901
Fluid handling:
Fuel and brake delivery systems	383,344	85,067	65,736	17,906	—	552,053
Fluid transfer systems	334,262	13,138	53,325	5,793	—	406,518
Total fluid handling	717,606	98,205	119,061	23,699	—	958,571
Other	—	—	—	—	86,764	86,764
Revenue	$1,144,843	$487,302	$326,624	$96,703	$86,764	$2,142,236
Revenue by product line for the three months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$133,347	$91,078	$85,309	$21,654	$—	$331,388
Fluid handling:
Fuel and brake delivery systems	113,755	19,572	27,540	3,715	—	164,582
Fluid transfer systems	103,909	3,020	16,644	1,704	—	125,277
Total fluid handling	217,664	22,592	44,184	5,419	—	289,859
Other	—	—	—	—	35,906	35,906
Revenue	$351,011	$113,670	$129,493	$27,073	$35,906	$657,153

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the nine months ended September 30, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$388,244	$298,163	$198,219	$56,999	$—	$941,625
Fluid handling:
Fuel and brake delivery systems	324,090	64,248	71,768	12,090	—	472,196
Fluid transfer systems	292,258	8,960	49,038	5,764	—	356,020
Total fluid handling	616,348	73,208	120,806	17,854	—	828,216
Other	—	—	—	—	106,213	106,213
Revenue	$1,004,592	$371,371	$319,025	$74,853	$106,213	$1,876,054
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2023.
The Company’s contract liabilities consist of advance payments received from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2023	December 31, 2022	Change
Contract assets	$878	$530	$348
Contract liabilities	(14)	(15)	1
Net contract assets	$864	$515	$349
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 were current liabilities of $11,330 and $9,325, respectively, and long-term liabilities of $4,218 and $5,899, respectively.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring charges (reversals) by segment for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
North America	$5	$(66)	$5,384	$(152)
Europe	3,661	1,383	8,711	11,518
Asia Pacific	(1,794)	319	(1,474)	1,318
South America	162	147	208	252
Total Automotive	2,034	1,783	12,829	12,936
Corporate and other	12	(82)	95	78
Total	$2,046	$1,701	$12,924	$13,014
Restructuring activity for the nine months ended September 30, 2023 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$13,185	$6,383	$19,568
Expense	10,589	2,335	12,924
Cash payments	(6,559)	(4,352)	(10,911)
Foreign exchange translation and other	(161)	(109)	(270)
Balance as of September 30, 2023	$17,054	$4,257	$21,311
5. Inventories
Inventories consist of the following:

	September 30, 2023	December 31, 2022
Finished goods	$47,394	$39,202
Work in process	46,890	40,521
Raw materials and supplies	86,766	78,033
	$181,050	$157,756
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2023 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2022	$127,987	$14,036	$142,023
Divestiture	—	(1,300)	(1,300)
Foreign exchange translation	(13)	—	(13)
Balance as of September 30, 2023	$127,974	$12,736	$140,710
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2023. The write off of goodwill of $1,300 is related to the sale of the European technical rubber products business. Refer to Note. 2 “Divestitures and Deconsolidations” for further information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Intangible Assets
Intangible assets and accumulated amortization balances as of September 30, 2023 and December 31, 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,116	$(132,386)	$19,730
Other	37,754	(15,509)	22,245
Balance as of September 30, 2023	$189,870	$(147,895)	$41,975

Customer relationships	$152,578	$(129,317)	$23,261
Other	38,479	(14,099)	24,380
Balance as of December 31, 2022	$191,057	$(143,416)	$47,641
7. Debt and Other Financing
A summary of outstanding debt as of September 30, 2023 and December 31, 2022 is as follows:

	September 30, 2023	December 31, 2022
First Lien Notes	$588,646	$—
Third Lien Notes	378,184	—
2026 Senior Notes	42,319	397,259
2024 Senior Secured Notes	—	244,471
Term Loan	—	318,787
ABL Facility	120,000	—
Finance leases	22,355	23,765
Other borrowings	46,913	51,902
Total debt	1,198,417	1,036,184
Less: current portion	(169,349)	(54,130)
Total long-term debt	$1,029,068	$982,054
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81,885 during the nine months ended September 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Additionally, the Company incurred total fees of $91,800 associated with the Refinancing Transactions, of which $87,563 were paid during the nine months ended September 30, 2023 and $4,237 were paid during 2022. The fees paid during the nine months ended September 30, 2023 are reflected as a financing outflow in the condensed consolidated statement of cash flows. Of the fees paid during the nine months ended September 30, 2023, $73,376 was included in the loss on the refinancing and extinguishment of debt referenced above, $13,187 is presented as a direct deduction from the principal balance in the condensed consolidated balance sheet, and $1,000 related to amending the ABL Facility is recorded in other long-term assets in the condensed consolidated balance sheet.
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
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of September 30, 2023, the aggregate principal amount of the First Lien Notes of $588,646 recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to pay 4.50% of the first interest payment as payment-in-kind. The Company has also elected to pay 4.50% of the second interest payment as payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
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
As of September 30, 2023, the Company had $8,814 of unamortized debt issuance costs and $363 of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
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
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of September 30, 2023, the aggregate principal amount of the Third Lien Notes of $378,184 recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to fully pay the first interest payment on the Third Lien Notes as payment-in-kind. The Company has also elected to pay the second interest payment as payment-in-kind. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
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
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of September 30, 2023, the Company had $5,459 of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet.
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
In connection with the issuance of the New Notes, the First Lien Collateral Agent, the Third Lien Collateral Agent, the collateral agent under the ABL Facility (the “ABL Facility Collateral Agent”), the Issuer, Holdings and the several other parties named therein entered into the First Lien and Third Lien Intercreditor Agreement, providing for the relative priorities of their respective security interests in the assets securing the First Lien Notes, the Third Lien Notes and the ABL Facility, and certain other matters relating to the administration of security interests.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of September 30, 2023 and December 31, 2022, the Company had $235 and $2,741 of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
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
•authorize the ABL Facility Collateral Agent to enter into an intercreditor agreement with the collateral trustees for the New Notes; and
•remove the Dutch Borrower as a borrower under the ABL Facility.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of September 30, 2023 was $180,000 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $5,476 of outstanding letters of credit, and $120,000 of outstanding borrowings, the Company effectively had $54,524 available for borrowing under its ABL Facility as of September 30, 2023.
As of September 30, 2023, there was $120,000 outstanding under the ABL Facility which is recorded in short-term debt in the condensed consolidated balance sheet. This amount was subsequently repaid on November 3, 2023.
Maturity. Any borrowings then outstanding under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on March 24, 2025.
Borrowing Base. As of the Settlement Date, the loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30,000 and 85% of eligible tooling accounts receivable; minus reserves established by the ABL Facility Collateral Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the ABL Facility Collateral Agent. The borrowing base is also subject to certain reserves, which are established by the ABL Facility Collateral Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $160,000 to the U.S. Borrower and $20,000 to the Canadian Borrower.
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
Covenants; Events of Default. The ABL Facility includes affirmative and negative covenants that will impose substantial restrictions on the Company’s financial and business operations, including its ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under the ABL Facility is less than specified levels. As of September 30, 2023, availability under the ABL Facility was at a level that did not trigger this requirement. The ABL Facility also contains various events of default that are customary for comparable facilities.
Debt Issuance Costs. As of September 30, 2023 and December 31, 2022, the Company had $1,047 and $535, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
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
Debt Covenants
The Company was in compliance with all applicable covenants of the New Notes, the 2026 Senior Notes, and ABL Facility as of September 30, 2023.
Other Financing
Finance leases and other. Other borrowings as of September 30, 2023 and December 31, 2022 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
Receivable factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the New Notes and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €60 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility extends indefinitely after December 31, 2023 unless the Company or the Factor provides a three-month notice to terminate.
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

	September 30, 2023	December 31, 2022
Off-balance sheet arrangements	$32,865	$52,491
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Accounts receivable factored	$86,575	$89,263	$303,880	$262,145
Costs	652	156	1,725	395
As of September 30, 2023 and December 31, 2022, cash collections on behalf of the Factor that have yet to be remitted were $6,302 and $3,772, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022	Input
Forward foreign exchange contracts - other current assets	$5,164	$8,643	Level 2
Forward foreign exchange contracts - accrued liabilities	1	—	Level 2
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
During the three months ended September 30, 2023, the Company did not record any impairment charges. During the nine months ended September 30, 2023, the Company recorded impairment charges of $654, primarily related to certain assets in Asia Pacific. During the three and nine months ended September 30, 2022, the Company recorded impairment charges of $379 and $837, respectively, primarily due to idle assets in Europe and North America. The fair value was determined using salvage value.
In addition, during the nine months ended September 30, 2022, the Company recorded a loss on the deconsolidation of a joint venture in the Asia Pacific region of $2,257, included in other income (expense), net in the condensed consolidated statements of operations. Refer to Note. 2 “Divestitures and Deconsolidations” for further information.
Items Not Carried at Fair Value
Fair values of the Company’s New Notes, 2026 Senior Notes, 2024 Senior Secured Notes and Term Loan Facility were as follows:

	September 30, 2023	December 31, 2022
Aggregate fair value	$926,026	$744,010
Aggregate carrying value (1)	1,024,019	969,600
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2023 and December 31, 2022, the notional amount of these contracts was $33,684 and $135,285, respectively, and consisted of hedges of cash flow transactions extending out to December 2023.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	(Loss) Gain Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Forward foreign exchange contracts	$(813)	$3,168	$9,429	$5,064
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Forward foreign exchange contracts	$4,321	$486	$12,900	$1,048

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Pension and Postretirement Benefits Other Than Pensions

The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$548	$193	$658
Interest cost	2,314	1,318	1,766	690
Expected return on plan assets	(2,113)	(309)	(2,323)	(247)
Amortization of prior service cost and actuarial loss	778	6	222	376
Net periodic benefit cost (income)	$979	$1,563	$(142)	$1,477

	Pension Benefits
	Nine Months Ended September 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,626	$579	$2,071
Interest cost	6,942	3,928	5,298	2,139
Expected return on plan assets	(6,339)	(924)	(6,969)	(753)
Amortization of prior service cost and actuarial loss	2,334	18	666	1,187
Net periodic benefit cost (income)	$2,937	$4,648	$(426)	$4,644

	Other Postretirement Benefits
	Three Months Ended September 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$13	$37	$22	$56
Interest cost	205	198	140	163
Amortization of prior service credit and actuarial (gain) loss	(609)	(21)	(394)	41
Net periodic benefit (income) cost	$(391)	$214	$(232)	$260

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$39	$112	$66	$171
Interest cost	615	593	420	498
Amortization of prior service credit and actuarial (gain) loss	(1,827)	(63)	(1,182)	125
Net periodic benefit (income) cost	$(1,173)	$642	$(696)	$794
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other (expense) income, net in the condensed consolidated statements of operations for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
On October 11, 2022, the Company’s Board of Directors approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans, and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The termination of the U.S. Pension Plan is expected to take up to eighteen months to complete. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets. Ultimate settlement of benefit obligations is dependent upon the participants’ elections. As of September 30, 2023 and December 31, 2022, the U.S. Pension Plan was underfunded under U.S. generally accepted accounting principles by $5,953 and $5,759, respectively.
10. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Deconsolidation of joint venture (1)	$—	$—	$—	$(2,257)
Foreign currency (losses) gains	(1,536)	649	(3,987)	993
Components of net periodic cost other than service cost	(1,767)	(434)	(5,277)	(1,429)
Factoring costs	(652)	(156)	(1,725)	(395)
Miscellaneous income	139	87	608	514
Other (expense) income, net	$(3,816)	$146	$(10,381)	$(2,574)
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
Income tax expense, income (loss) before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense (benefit)	$4,338	$(833)	$9,461	$1,824
Income (loss) before income taxes	15,721	(34,053)	(138,688)	(127,337)
Effective tax rate	28%	2%	(7)%	(1)%
The effective tax rate for the three and nine months ended September 30, 2023 varied from the effective tax rate for the three and nine months ended September 30, 2022 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items. The three and nine months ended September 30, 2022 also included discrete impacts of the gain on sale transaction in Europe and other tax reserve changes.
The income tax rate for the three and nine months ended September 30, 2023 and 2022 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of our 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on our 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and has begun the process of contesting the matter. Currently, the protest for the 2015-2018 tax years has been submitted to the IRS’s administrative appeals office. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through September 30, 2023 is less than $15,000. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
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
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. As the legislation becomes effective in countries in which the Company does business, its provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and evaluate the potential impact on its business in future periods.

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
Information used to compute basic and diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	$11,363	$(32,686)	$(146,833)	$(127,293)

Basic weighted average shares of common stock outstanding	17,427,082	17,218,165	17,331,199	17,181,534
Dilutive effect of common stock equivalents	133,139	—	—	—
Diluted weighted average shares of common stock outstanding	17,560,221	17,218,165	17,331,199	17,181,534

Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.65	$(1.90)	$(8.47)	$(7.41)

Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.65	$(1.90)	$(8.47)	$(7.41)
Securities excluded from the calculation of diluted loss per share were approximately 52,000 for the three months ended September 30, 2022, and 66,000 and 52,000 for the nine months ended September 30, 2023 and 2022, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the three months ended September 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Foreign currency translation adjustment
Balance at beginning of period	$(165,388)		$(147,736)		$(158,023)		$(138,751)
Other comprehensive loss before reclassifications	(2,558)	(1)	(19,309)	(1)	(9,923)	(1)	(28,000)	(1)
Amounts reclassified from accumulated other comprehensive loss	—		—		—		(294)
Balance at end of period	$(167,946)		$(167,045)		$(167,946)		$(167,045)
Benefit plan liabilities
Balance at beginning of period	$(60,009)		$(62,256)		$(60,251)		$(65,303)
Other comprehensive (loss) income before reclassifications (net of tax expense (benefit) of $68, $70, $39, and $(174), respectively)	(114)		2,227		(188)		4,765
Amounts reclassified from accumulated other comprehensive loss	159	(2)	171	(3)	475	(4)	680	(5)
Balance at end of period	$(59,964)		$(59,858)		$(59,964)		$(59,858)
Fair value change of derivatives
Balance at beginning of period	$10,072		$278		$8,303		$(1,130)
Other comprehensive (loss) income before reclassifications (net of tax (benefit) expense of $(72), $419, $220, and $500, respectively)	(741)		2,749		9,209		4,564
Amounts reclassified from accumulated other comprehensive loss (net of tax expense of $241, $159, $639, and $314, respectively)	(4,080)		(327)		(12,261)		(734)
Balance at end of period	$5,251		$2,700		$5,251		$2,700
Accumulated other comprehensive loss, ending balance	$(222,659)		$(224,203)		$(222,659)		$(224,203)
(1)Includes other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature of $(6,413) and $(24,098) for the three months ended September 30, 2023 and 2022, respectively, and $(8,257) and $(28,333) for the nine months ended September 30, 2023 and 2022, respectively.
(2)Includes the effect of the amortization of actuarial losses of $149 and amortization of prior service cost of $6, net of tax of $4.
(3)Includes the effect of the amortization of actuarial losses of $138 and amortization of prior service cost of $37, net of tax of $4.
(4)Includes the effect of the amortization of actuarial losses of $443 and amortization of prior service cost of $18, net of tax of $14.
(5)Includes the effect of the amortization of actuarial losses of $562 and amortization of prior service cost of $130, net of tax of $12.
14. Common Stock
Share Repurchase Program
    In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2023, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the nine months ended September 30, 2023 or 2022.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2023 and December 31, 2022, the Company had approximately $10,788 and $10,817, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2023			2022
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$410,906	$2,693	$60,215	$351,011	$3,223	$19,401
Europe	147,550	3,094	10,057	113,670	2,142	(10,905)
Asia Pacific	120,617	2,946	8,770	129,493	1,065	7,523
South America	34,348	—	2,639	27,073	11	766
Total Automotive	713,421	8,733	81,681	621,247	6,441	16,785
Corporate, eliminations and other	22,617	(8,733)	(2,578)	35,906	(6,441)	3,720
Consolidated	$736,038	$—	$79,103	$657,153	$—	$20,505

	Nine Months Ended September 30,
	2023			2022
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
North America	$1,144,843	$8,620	$109,938	$1,004,592	$9,500	$52,338
Europe	487,302	6,465	13,922	371,371	6,052	(40,878)
Asia Pacific	326,624	7,635	17,654	319,025	2,598	(1,018)
South America	96,703	11	7,942	74,853	16	(941)
Total Automotive	2,055,472	22,731	149,456	1,769,841	18,166	9,501
Corporate, eliminations and other	86,764	(22,731)	(9,957)	106,213	(18,166)	775
Consolidated	$2,142,236	$—	$139,499	$1,876,054	$—	$10,276

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS-(Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA	$79,103	$20,505	$139,499	$10,276
Restructuring charges	(2,046)	(1,701)	(12,924)	(13,014)
Deconsolidation of joint venture	—	—	—	(2,257)
Impairment charges	—	(379)	(654)	(837)
Loss on sale of businesses, net	(334)	—	(334)	—
Gain on sale of fixed assets, net	—	—	—	33,391
Indirect tax adjustments	—	(569)	—	(1,477)
Loss on refinancing and extinguishment of debt	—	—	(81,885)	—
EBITDA	$76,723	$17,856	$43,702	$26,082
Income tax (expense) benefit	(4,338)	833	(9,461)	(1,824)
Interest expense, net of interest income	(33,803)	(20,747)	(98,057)	(57,378)
Depreciation and amortization	(27,219)	(30,628)	(83,017)	(94,173)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$11,363	$(32,686)	$(146,833)	$(127,293)

	September 30, 2023	December 31, 2022
Segment assets:
North America	$904,928	$851,623
Europe	311,730	338,225
Asia Pacific	392,926	447,257
South America	90,937	73,403
Total Automotive	1,700,521	1,710,508
Corporate, eliminations and other	328,479	253,021
Consolidated	$2,029,000	$1,963,529

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production continued to be negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, relative to 2022, supply chain disruptions have improved and light vehicle production rates have largely stabilized. New vehicle inventory has increased in key markets but remains significantly below historic, pre-pandemic average levels. The relatively low light vehicle inventory levels are expected to support further increases in global light vehicle production through 2025. Global consumer demand for new vehicles has largely remained resilient despite the headwinds of rising interest rates, energy market volatility, persistent inflation and ongoing geopolitical tension.
In North America, U.S. consumer confidence in the third quarter 2023 reached its highest level in more than a year. Key drivers of the improvement in consumer sentiment are easing inflation, expectations for stabilizing interest rates, and the resolution of the government’s debt ceiling crisis. These changing dynamics have eased concerns over the likelihood of a major economic recession in the near term. A continuing strong labor market, resilience in the services sector and government spending related to infrastructure are expected to drive continued but more modest economic growth during the remainder of 2023. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.1 percent, 1.3 percent and 3.2 percent, respectively, in 2023 with more modest growth expected in the United States and Mexico in 2024.
In Europe, current consumer and business indicators suggest an economic recovery is continuing. Key labor markets have remained strong, with the region recently experiencing record low unemployment levels. Concerns over a potential energy crisis are fading and consumer expenditures have stabilized. Increasing demand in the consumer services sector is now supportive of economic growth, and inflation appears to be moderating. However, industrial demand and output have leveled off as pandemic-related backlogs have been depleted, and the European Central Bank is expected to withdraw compensatory support related to energy and inflation in 2024. In this uncertain environment, economists at the IMF are currently expecting the economy in the Eurozone region to grow by approximately 0.7 percent in 2023, improving to 1.2 percent in 2024.
In the Asia Pacific region, China’s economy experienced a sharp rebound during the first quarter of 2023 following the removal of COVID-related restrictions. Year-over-year growth continued in the second quarter, primarily due to the weak prior year comparable data which was adversely impacted by the pandemic. Underlying economic momentum slowed in the third quarter, however, due to subdued consumer sentiment and continued weakness in the property sector. In addition, demand for

Chinese exports has softened due to continuing geopolitical tensions among key trading partners. While considerable uncertainty remains in various, important economic sectors, the nation’s leaders have pledged to provide additional monetary and fiscal support as necessary to ensure key economic targets are achieved. Economists at the IMF are expecting the Chinese economy to grow 5.0 percent in 2023, but slowing to 4.2 percent in 2024.
In South America, the Brazilian economy has experienced better than expected economic growth in 2023, driven mainly by surging agricultural output to meet increasing demand from China, resilience of the service sector and increased consumption which has been bolstered by fiscal stimulus. Higher interest rates put in place in 2022 have been effective in controlling inflation, and the unemployment rate has fallen to levels not seen since 2015. In June, the Brazilian Senate approved a revised fiscal framework which looks to balance fiscal prudence while still providing flexibility for additional social spending. In view of this, economists at the IMF are now estimating the Brazilian economy will grow 3.1 percent in 2023, but slowing to 1.5 percent in 2024. We remain cautious for the economic outlook in this market given the long history of political instability and economic volatility in the region.
Production Levels
Our business is directly affected by the automotive light vehicle production rates in North America, Europe, Asia Pacific and South America. Historically, production levels have been viewed as cyclical and largely dependent upon factors such as consumer demand, inventory levels, consumer confidence and other economic and competitive trends. In recent years, however, global light vehicle production, inventory and consumer demand all experienced extreme dislocations from historic norms due to the global COVID-19 pandemic and related restrictions on production and consumer activity. Post-pandemic, global light vehicle production continued to be negatively impacted by widespread supply chain disruptions, limiting the global automotive OEM’s ability to rebuild inventory and meet pent-up consumer demand. Since the second half of 2022, the supply chain disruptions have lessened, enabling modest increases in production and inventory levels, primarily in high demand, high margin market segments. The ramp-up of global light vehicle production continued in the third quarter of 2023 in North America and Europe. For the first nine months of 2023, all regions reported year-over-year increases in light vehicle production.
Light vehicle production in certain regions for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions of units)	2023(1)	2022(1)	% Change	2023(1)	2022(1)	% Change
North America	4.0	3.6	9.3%	12.0	10.7	11.3%
Europe	3.9	3.6	6.3%	13.1	11.5	14.0%
Asia Pacific	13.0	12.8	1.7%	36.8	34.3	7.3%
Greater China	7.4	7.4	(0.3)%	20.0	19.1	4.8%
South America	0.8	0.8	(0.3)%	2.2	2.1	5.9%
(1)Production data based on S&P Global (formerly IHS Markit), October 2023.
Despite the strong production in the third quarter and first nine months of 2023, vehicle production and inventory levels remain well below pre-pandemic historical averages. In addition, labor unions in North America initiated limited, targeted strikes against certain OEM production and distribution facilities beginning in mid-September 2023. While tentative agreements have been reached between these OEMs and labor unions, those agreements have not yet been ratified and the OEMs are slowly ramping up production. It is difficult to forecast the full extent to which these actions will impact light vehicle production for the remainder of 2023. Current industry forecasts suggest global light vehicle production will continue to increase modestly each year through at least 2025. Actual production may vary from forecasted levels due to a number of factors, however, including, but not limited to, the extent and duration of work stoppages related to union contract negotiations with the OEMs in North America.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Following the pandemic, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business in 2021 and 2022. In response, we worked with our customers throughout 2022 to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduced our exposure and risk related to commodity price fluctuations going forward. Global commodity markets and pricing have stabilized to a large degree in 2023, and material cost impacts on our results for the nine months ended September 30, 2023 were relatively small.

General Inflation and Recovery Strategy
With continued inflationary pressures on wages, energy, transportation and other general costs, in order to remain competitive, we are working with our customers on an ongoing basis to offset the costs associated with this inflation. We are actively negotiating pricing adjustments on current business and considering the impact of inflationary and other costs in our quotes for new business. Most of the customer negotiations for inflation recovery and sustainable pricing were completed by the end of the third quarter, while the few remaining are expected to be concluded in the fourth quarter 2023.
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(dollar amounts in thousands)
Sales	$736,038	$657,153	$78,885	$2,142,236	$1,876,054	$266,182
Cost of products sold	629,504	618,594	10,910	1,916,160	1,800,577	115,583
Gross profit	106,534	38,559	67,975	226,076	75,477	150,599
Selling, administration & engineering expenses	49,834	44,847	4,987	156,528	149,033	7,495
Loss on sale of businesses, net	334	—	334	334	—	334
Gain on sale of fixed assets, net	—	—	—	—	(33,391)	33,391
Amortization of intangibles	1,662	1,693	(31)	5,141	5,176	(35)
Restructuring charges	2,046	1,701	345	12,924	13,014	(90)
Impairment charges	—	379	(379)	654	837	(183)
Operating profit (loss)	52,658	(10,061)	62,719	50,495	(59,192)	109,687
Interest expense, net of interest income	(33,803)	(20,747)	(13,056)	(98,057)	(57,378)	(40,679)
Equity in earnings (losses) of affiliates	682	(3,391)	4,073	1,140	(8,193)	9,333
Loss on refinancing and extinguishment of debt	—	—	—	(81,885)	—	(81,885)
Other (expense) income, net	(3,816)	146	(3,962)	(10,381)	(2,574)	(7,807)
Income (loss) before income taxes	15,721	(34,053)	49,774	(138,688)	(127,337)	(11,351)
Income tax expense (benefit)	4,338	(833)	5,171	9,461	1,824	7,637
Net income (loss)	11,383	(33,220)	44,603	(148,149)	(129,161)	(18,988)
Net (income) loss attributable to noncontrolling interests	(20)	534	(554)	1,316	1,868	(552)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$11,363	$(32,686)	$44,049	$(146,833)	$(127,293)	$(19,540)

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Sales

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$736,038	$657,153	$78,885	$81,792	$5,925	$(8,832)
* Net of customer price adjustments, including recoveries.

Sales for the three months ended September 30, 2023 increased 12.0%, compared to the three months ended September 30, 2022. The increase in sales was driven by volume and mix, mainly higher vehicle production volume due to the stabilization of the supply environment, net customer price adjustments including recovery of cost increases, and favorable foreign exchange. This increase was partially offset by the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region. See Note 2. “Divestitures and Deconsolidations” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$629,504	$618,594	$10,910	$13,488	$12,319	$(14,897)
Gross profit	106,534	38,559	67,975	68,304	(6,394)	6,065
Gross profit percentage of sales	14.5%	5.9%
* Net of customer price adjustments, including recoveries.
** Net of divestitures.
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. The Company’s material portion of cost of products sold was approximately 51% and 52% of total cost of products sold for the three months ended September 30, 2023 and 2022, respectively. The change in cost of products sold was impacted by higher volume and mix, net of recovery of cost increases, higher inflation of labor and overhead, higher energy costs and unfavorable foreign exchange. These costs were partially offset by manufacturing and purchasing savings through lean initiatives, favorable commodity costs and the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region.
Gross profit for the three months ended September 30, 2023 increased $68.0 million compared to the three months ended September 30, 2022. The change was driven by volume and mix, net of customer price adjustments including recovery of cost increases, manufacturing and purchasing savings through lean initiatives and favorable commodity costs, partially offset by labor, overhead and energy inflation and unfavorable foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for both the three months ended September 30, 2023 and 2022 was 6.8% of sales.
Loss on Sale of Business, Net. Loss on sale of business, net for the three months ended September 30, 2023 was $0.3 million, due to the net effect of our 2023 divestitures, which included the sale of our European technical rubber products business and the sale of our entire controlling equity interest of a joint venture in the Asia Pacific region.
Amortization of Intangibles. Intangibles amortization for the three months ended September 30, 2023 was comparable to the three months ended September 30, 2022.
Restructuring Charges. Restructuring charges for the three months ended September 30, 2023 increased $0.3 million compared to the three months ended September 30, 2022. The increase was primarily driven by higher restructuring charges in Europe, partially offset by a reversal of restructuring charges in Asia Pacific that were recognized in prior periods.
Impairment Charges. Non-cash impairment charges for the three months ended September 30, 2023 decreased $0.4 million compared to the three months ended September 30, 2022, primarily due to impairments of certain assets in Asia Pacific in the prior year period.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2023 increased $13.1 million compared to the three months ended September 30, 2022, primarily due to an increase in interest rates on the new debt subsequent to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Other (Expense) Income, Net. Other expense, net, for the three months ended September 30, 2023 increased $4.0 million compared to the three months ended September 30, 2022, primarily due to the unfavorable impact of foreign currency exchange and increased net periodic benefit cost other than service cost.
Income Tax Expense (Benefit). Income tax expense for the three months ended September 30, 2023 was $4.3 million on earnings before income taxes of $15.7 million compared to an income tax benefit of $0.8 million on losses before income taxes of $34.1 million for the three months ended September 30, 2022. The effective tax rate for the three months ended September 30, 2023 differed from the effective tax rate for the three months ended September 30, 2022 primarily due to the geographic mix of pre-tax losses, the inability to record a tax expense for pre-tax earnings and tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Sales

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$2,142,236	$1,876,054	$266,182	$290,711	$(15,697)	$(8,832)
* Net of customer price adjustments, including recoveries.

Sales for the nine months ended September 30, 2023 increased 14.2%, compared to the nine months ended September 30, 2022. The increase in sales was driven by volume and mix, mainly higher vehicle production volume due to the stabilization of the supply environment, elimination of prior year COVID-19 related restrictions in China and net customer price adjustments including recovery of cost increases. This increase was partially offset by the negative impact of foreign exchange and the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region. See Note 2. “Divestitures and Deconsolidations” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,916,160	$1,800,577	$115,583	$127,813	$1,247	$(13,477)
Gross profit	226,076	75,477	150,599	162,898	(16,944)	4,645
Gross profit percentage of sales	10.6%	4.0%
* Net of customer price adjustments, including recoveries.
** Net of divestitures.
Cost of products sold is primarily comprised of material, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. The Company’s material portion of cost of products sold was approximately 52% and 51% of total cost of products sold for the nine months ended September 30, 2023 and 2022, respectively. The change in cost of products sold was impacted by higher volume and mix, net of recovery of cost increases, higher inflation of labor and overhead, higher energy costs and the negative impact of foreign exchange. These costs were partially offset by manufacturing and purchasing savings through lean initiatives, favorable commodity costs and the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region.
Gross profit for the nine months ended September 30, 2023 increased 199.5%, compared to the nine months ended September 30, 2022. The change was driven by volume and mix, net of customer price adjustments including recovery of cost increases, manufacturing and purchasing savings through lean initiatives and favorable commodity costs, partially offset by labor, overhead and energy inflation and unfavorable foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the nine months ended September 30, 2023 was 7.3% of sales compared to 7.9% for the nine months ended September 30, 2022. The decrease was primarily due to salaried headcount initiative savings and foreign exchange, partially offset by higher compensation-related costs.
Loss on Sale of Business, Net. Loss on sale of business, net for the nine months ended September 30, 2023 was $0.3 million, due to the net effect of our 2023 divestitures, which included the sale of our European technical rubber products business and the sale of our entire controlling equity interest of a joint venture in the Asia Pacific region.
Gain on Sale of Fixed Assets, Net. The gain on sale of fixed assets for the nine months ended September 30, 2022 was attributable to the gain on the sale-leaseback of a European facility of $33.4 million.

Amortization of Intangibles. Intangibles amortization for the nine months ended September 30, 2023 was comparable to the nine months ended September 30, 2022.
Restructuring Charges. Restructuring charges for the nine months ended September 30, 2023 decreased $0.1 million compared to the nine months ended September 30, 2022. The decrease was primarily driven by lower restructuring charges in Europe and a reversal of restructuring charges in Asia Pacific that were recognized in prior periods, partially offset by higher restructuring charges in North America.
Impairment Charges. Impairment charges for the nine months ended September 30, 2023 decreased $0.2 million, compared to the nine months ended September 30, 2022. The decrease was driven by lower impairment charges in Europe and North America, partially offset by the impairment of certain assets in Asia Pacific in the current year period.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2023 increased $40.7 million compared to the nine months ended September 30, 2022, primarily due to an increase in interest rates on the new debt subsequent to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the nine months ended September 30, 2023 was $81.9 million, which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the Refinancing Transactions.
Other Expense, Net. Other expense, net for the nine months ended September 30, 2023 increased $7.8 million compared to the nine months ended September 30, 2022, primarily due to the unfavorable impact of foreign currency exchange and increased net periodic benefit cost other than service cost, partially offset by a loss on deconsolidation in the prior year period.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2023 was $9.5 million on losses before income taxes of $138.7 million compared to income tax expense of $1.8 million on losses before income taxes of $127.3 million for the nine months ended September 30, 2022. The effective tax rate for the nine months ended September 30, 2023 differed primarily from the effective tax rate for the nine months ended September 30, 2022 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items which included discrete tax impacts of the gain on asset sale transaction in Europe and other tax reserve changes during the nine months ended September 30, 2022.

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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Sales

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$410,906	$351,011	$59,895	$62,323	$(2,428)	$—
Europe	147,550	113,670	33,880	22,933	10,947	—
Asia Pacific	120,617	129,493	(8,876)	(2,861)	(5,252)	(763)
South America	34,348	27,073	7,275	4,968	2,307	—
Total Automotive	713,421	621,247	92,174	87,363	5,574	(763)
Corporate, eliminations and other	22,617	35,906	(13,289)	(5,571)	351	(8,069)
Consolidated	$736,038	$657,153	$78,885	$81,792	$5,925	$(8,832)
* Net of customer price adjustments, including recoveries.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment.
•The net impact of foreign currency exchange was primarily related to the Euro and Chinese Renminbi.
Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases**
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$60,215	$19,401	$40,814	$49,830	$(9,490)	$474
Europe	10,057	(10,905)	20,962	18,578	1,705	679
Asia Pacific	8,770	7,523	1,247	(419)	(1,462)	3,128
South America	2,639	766	1,873	1,426	601	(154)
Total Automotive	81,681	16,785	64,896	69,415	(8,646)	4,127
Corporate, eliminations and other	(2,578)	3,720	(6,298)	(1,111)	(678)	(4,509)
Consolidated adjusted EBITDA	$79,103	$20,505	$58,598	$68,304	$(9,324)	$(382)
* Net of customer price adjustments, including recoveries.
** Net of divestitures.
•Volume and mix, net of customer price adjustments including recoveries, was driven by vehicle production volume increases due to the stabilization of the supply environment.
•The net impact of foreign currency exchange was primarily related to the Mexican Peso, Polish Zloty and Euro.

•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦Manufacturing and purchasing savings through lean initiatives; and
◦Increased compensation-related expenses.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Sales

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
North America	$1,144,843	$1,004,592	$140,251	$147,418	$(7,167)	$—
Europe	487,302	371,371	115,931	108,117	7,814	—
Asia Pacific	326,624	319,025	7,599	26,932	(18,570)	(763)
South America	96,703	74,853	21,850	19,739	2,111	—
Total Automotive	2,055,472	1,769,841	285,631	302,206	(15,812)	(763)
Corporate, eliminations and other	86,764	106,213	(19,449)	(11,495)	115	(8,069)
Consolidated	$2,142,236	$1,876,054	$266,182	$290,711	$(15,697)	$(8,832)
* Net of customer price adjustments, including recoveries.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China.
•The net impact of foreign currency exchange was primarily related to the Chinese Renminbi, Euro and Canadian Dollar.
Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2023	2022	Change	Volume/ Mix*	Foreign Exchange	Cost (Increases)/ Decreases**
	(dollar amounts in thousands)
Segment adjusted EBITDA
North America	$109,938	$52,338	$57,600	$81,260	$(21,464)	$(2,196)
Europe	13,922	(40,878)	54,800	65,057	(1,532)	(8,725)
Asia Pacific	17,654	(1,018)	18,672	9,065	(1,127)	10,734
South America	7,942	(941)	8,883	6,937	1,936	10
Total Automotive	149,456	9,501	139,955	162,319	(22,187)	(177)
Corporate, eliminations and other	(9,957)	775	(10,732)	579	(776)	(10,535)
Consolidated adjusted EBITDA	$139,499	$10,276	$129,223	$162,898	$(22,963)	$(10,712)
* Net of customer price adjustments, including recoveries.
** Net of divestitures.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China.
•The net impact of foreign currency exchange was primarily related to Mexican Peso.

•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦Manufacturing and purchasing savings through lean initiatives; and
◦Increased compensation-related expenses.
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
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures as a percent of sales. We continuously monitor and forecast our liquidity situation in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including work stoppages related to union contract negotiations with OEMs in North America and the continued impact of COVID-19, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, borrowings under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry. Nonetheless, the Company opted to access the ABL Facility in the third quarter as a precautionary measure in view of market uncertainty related to then anticipated OEM labor negotiations and the potential for interruption of light vehicle production. In the fourth quarter, tentative agreements were reached in the OEM labor negotiations, leading the Company to repay the amounts outstanding under the ABL Facility.
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357.4 million aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357.4 million aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580.0 million aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81.9 million during the nine months ended September 30, 2023. Additionally, the Company incurred total fees of $91.8 million associated with the Refinancing Transactions, of which $87.6 million were paid during the nine months ended September 30, 2023 and $4.2 million were paid during 2022. The fees paid during the nine months ended September 30, 2023 are reflected as a financing outflow in the condensed consolidated statement of cash flows. Of the fees paid during the nine months ended September 30, 2023,

$73.4 million was included in the loss on the refinancing and extinguishment of debt referenced above, $13.2 million is presented as a direct deduction from the principal balance in the condensed consolidated balance sheet, and $1.0 million related to amending the ABL Facility is recorded in other long-term assets in the condensed consolidated balance sheet.
New Notes
On the Settlement Date, the Issuer issued $580.0 million aggregate principal amount of First Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “First Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “First Lien Collateral Agent”).
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of September 30, 2023, the aggregate principal amount of the First Lien Notes of $588.6 million recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to pay 4.50% of the first interest payment as payment-in-kind. The Company has also elected to pay 4.50% of the second interest payment as payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
As of September 30, 2023, the Company had $8.8 million of unamortized debt issuance costs and $0.4 million of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
On the Settlement Date, the Issuer issued $357.4 million aggregate principal amount of Third Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “Third Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Third Lien Collateral Agent”).
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of September 30, 2023, the aggregate principal amount of the Third Lien Notes of $378.2 million recognized in the condensed consolidated balance sheet reflects the election that was made by the Company to fully pay the first interest payment on the Third Lien Notes as payment-in-kind. The Company has also elected to pay the second interest payment as payment-in-kind. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of September 30, 2023, the Company had $5.5 million of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet.
In connection with the issuance of the New Notes, the First Lien Collateral Agent, the Third Lien Collateral Agent, the collateral agent under the ABL Facility (the “ABL Facility Collateral Agent”), the Issuer, Holdings and the several other parties named therein entered into the First Lien and Third Lien Intercreditor Agreement, providing for the relative priorities of their respective security interests in the assets securing the First Lien Notes, the Third Lien Notes and the ABL Facility, and certain other matters relating to the administration of security interests.
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
The Company paid approximately $7.1 million of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of September 30, 2023 and December 31, 2022, the Company had $0.2 million and $2.7 million of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
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
The Company paid approximately $6.4 million of debt issuance costs in connection with the issuance of the 2024 Senior Secured Notes. Additionally, the 2024 Senior Secured Notes were issued at a discount of $5.0 million. As of December 31, 2022, the Company had $3.0 million of unamortized debt issuance costs and $2.5 million of unamortized original issue discount related to the 2024 Senior Secured Notes, which were presented as direct deductions from the principal balance in the condensed consolidated balance sheet. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the 2024 Senior Secured Notes.
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
•authorize the ABL Facility Collateral Agent to enter into an intercreditor agreement with the collateral trustees for the New Notes; and
•remove the Dutch Borrower as a borrower under the ABL Facility.
The aggregate revolving loan availability includes a $100.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. The ABL Facility also provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $280.0 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of September 30, 2023 was $180.0 million and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $5.5 million of outstanding letters of credit, and $120.0 million of outstanding borrowings, the Company effectively had $54.5 million available for borrowing under its ABL Facility as of September 30, 2023.
As of September 30, 2023, there was $120.0 million outstanding under the ABL Facility which is recorded in short-term debt in the condensed consolidated balance sheet. The Company opted to access the ABL Facility in the third quarter as a precautionary measure in view of market uncertainty related to then anticipated OEM labor negotiations and the potential for interruption of light vehicle production. This amount was subsequently repaid on November 3, 2023.

Maturity. Any borrowings under our ABL Facility will mature, and the commitments of the lenders under our ABL Facility will terminate, on March 24, 2025.
Borrowing Base. As of the Settlement Date, the loan and letter of credit availability under the ABL Facility is subject to a borrowing base, which at any time is limited to the lesser of: (A) the maximum facility amount (subject to certain adjustments) and (B) (i) up to 85% of eligible accounts receivable; plus (ii) the lesser of 70% of eligible inventory or 85% of the appraised net orderly liquidation value of eligible inventory; plus (iii) up to the lesser of $30.0 million and 85% of eligible tooling accounts receivable; minus reserves established by the ABL Facility Collateral Agent. The accounts receivable portion of the borrowing base is subject to certain formulaic limitations (including concentration limits). The inventory portion of the borrowing base is limited to eligible inventory, as determined by the ABL Facility Collateral Agent. The borrowing base is also subject to certain reserves, which are established by the ABL Facility Collateral Agent (which may include changes to the advance rates indicated above). Loan availability under the ABL Facility is apportioned as follows: $160.0 million to the U.S. Borrower and $20.0 million to the Canadian Borrower.
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
Debt Issuance Costs. As of September 30, 2023 and December 31, 2022, the Company had $1.0 million and $0.5 million, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
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
As of December 31, 2022, the Company had $0.5 million of unamortized debt issuance costs and $0.3 million of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the Term Loan Facility.
For a further description of the Term Loan Facility, see Note 7. “Debt and Other Financing” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
Cash Flows
Operating Activities. Net cash provided by operations was $37.6 million for the nine months ended September 30, 2023, compared to net cash used in operations of $10.4 million for the nine months ended September 30, 2022. The net change was primarily due to improved operating performance offset by changes in working capital balances, including the receipt of $54.3 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks during the nine months ended September 30, 2022.

Investing Activities. Net cash used in investing activities was $47.5 million for the nine months ended September 30, 2023, compared to net cash used in investing activities of $5.4 million for the nine months ended September 30, 2022. The net change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the nine months ended September 30, 2022, compared with net proceeds of $15.4 million related to our 2023 divestitures which were received in the nine months ended September 30, 2023. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $70 - $80 million on capital expenditures in 2023.
Financing Activities. Net cash provided by financing activities totaled $39.4 million for the nine months ended September 30, 2023, compared to net cash used in financing activities of $6.1 million for the nine months ended September 30, 2022. The net change was primarily due to $120.0 million of borrowings drawn on our revolving credit facility, partially offset by the impact of the Refinancing Transactions.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws (including the Inflation Reduction Act) and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. As of September 30, 2023, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the nine months ended September 30, 2023 or 2022.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollar amounts in thousands)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$11,363	$(32,686)	$(146,833)	$(127,293)
Income tax expense (benefit)	4,338	(833)	9,461	1,824
Interest expense, net of interest income	33,803	20,747	98,057	57,378
Depreciation and amortization	27,219	30,628	83,017	94,173
EBITDA	$76,723	$17,856	$43,702	$26,082
Restructuring charges	2,046	1,701	12,924	13,014
Deconsolidation of joint venture (1)	—	—	—	2,257
Impairment charges (2)	—	379	654	837
Loss on sale of businesses, net (3)	334	—	334	—
Gain on sale of fixed assets, net (4)	—	—	—	(33,391)
Indirect tax adjustments (5)	—	569	—	1,477
Loss on refinancing and extinguishment of debt (6)	—	—	81,885	—
Adjusted EBITDA	$79,103	$20,505	$139,499	$10,276
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
(2)Non-cash impairment charges in 2023 related to certain assets in Asia Pacific and North America, and non-cash impairment charges in 2022 related to idle assets in Europe.
(3)Loss on sale of businesses related to divestitures in 2023.
(4)In the first quarter of 2022, the Company signed a sale-leaseback agreement on one of its European facilities, and a gain was recognized in the second quarter of 2022.
(5)Impact of indirect tax adjustments in 2022.
(6)Loss on refinancing and extinguishment of debt relating to the Refinancing Transactions.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook”, “guidance”, “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts, including commodity cost increases and disruptions related to the war in Ukraine and the Middle East; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; work stoppages or other labor disruptions with our employees or our customers’ employees; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy through our Advanced Technology Group; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; the impact, and expected continued impact, of the COVID-19 outbreak on our financial condition and results of operations; significant risks to our liquidity presented by the COVID-19 pandemic risk; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2023, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2023 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2023 through July 31, 2023	368	$14.21	—	$98.7
August 1, 2023 through August 31, 2023	—	—	—	98.7
September 1, 2023 through September 30, 2023	—	—	—	98.7
Total	368		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

COOPER-STANDARD HOLDINGS INC.

November 3, 2023	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)