Form 10-K
period 2023-12-31
Cooper-Standard Holdings Inc.
filed 2024-02-16
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                   to
Commission file number 001-36127

COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40300 Traditions Drive
Northville, Michigan 48168
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (248) 596-5900
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CPS	New York Stock Exchange
Preferred Stock Purchase Rights	-	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2023 was $192,207,617.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 9, 2024 was 17,197,479 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing and fluid handling systems (consisting of fuel and brake delivery and fluid transfer systems). Our products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. We conduct substantially all of our activities through our subsidiaries.
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 23,000 employees, including 3,000 contingent workers, with 128 facilities in 21 countries. We believe that we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that we manufacture and the third largest global producer of the types of fluid transfer systems that we manufacture. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 78 manufacturing locations and 50 design, engineering, administrative and logistics locations.
Approximately 84% of our sales in 2023 were to OEMs, including Ford Motor Company (“Ford”), General Motors Company (“GM”), Stellantis, Volkswagen Group, Daimler, Renault-Nissan, BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. The remaining 16% of our 2023 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products can be found on over 440 nameplates globally.
Our organizational structure primarily consists of a global automotive business (“Automotive”) and the Industrial and Specialty Group (“ISG”). For the periods presented herein, our business was organized in the following reportable segments: North America, Europe, Asia Pacific and South America. ISG and all other business activities were reported in Corporate, eliminations and other. This operating structure allowed us to offer our full portfolio of products and support our global and regional customers with complete engineering and manufacturing expertise in all major regions of the world. On an ongoing basis, we undertake restructuring, expansion and cost reduction initiatives to improve competitiveness.
Consistent with our strategy to drive future profitable growth, the Company has increased and intensified management focus on its two global automotive product line businesses. Effective January 1, 2024, the Company appointed a senior executive to lead each of our sealing and fluid handling systems businesses, and the chief operating decision maker will prospectively begin to assess operating performance by product line rather than geography. As a result, beginning with the first quarter of 2024, the Company expects to report its financial results in two reportable segments based on product line: Sealing Systems and Fluid Handling Systems.
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
Our ISG business accelerates and maximizes the value stream of Cooper Standard’s materials science and manufacturing expertise in industrial and specialty markets. We furthered the expansion of our ISG business through the acquisition of Lauren Manufacturing and Lauren Plastics in 2018.
Cooper Standard signed multiple joint development agreements for our Fortrex™ chemistry platform throughout 2018 to 2021. In 2021, the Company reached a long-term commercial agreement to license its Fortrex™ technology to NIKE, Inc., with the footwear manufacturer launching the first related mass production programs in 2023.
In 2023, we finalized the divestiture of our European technical rubber products business and sold the Company’s entire controlling equity interest in a joint venture in the Asia Pacific region.

Business Strategy
Cooper Standard’s Purpose statement - Creating Sustainable Solutions Together - represents the Company’s focus on creating solutions for the long-term health of the business as a whole and the sustained value that we work each day to deliver to our stakeholders (customers, investors, employees, suppliers and communities). Our key strategic imperatives are defined as:

Financial Strength:	Execute our business plans achieving and sustaining double-digit EBITDA margins, ROIC and strong free cash flow generation.

World-Class Execution:	Attain world-class results across all our business allowing the Company to Be the First Choice of the Stakeholders We Serve.

Profitable Growth Driven by Innovation:	Leverage our materials science and product knowledge, innovation and manufacturing expertise across our product groups in the pursuit of organic and inorganic growth.

Corporate Responsibility:	Deliver value to all our stakeholders through our environmental, social and governance initiatives to ensure the long-term sustainability of the Company.
Cooper Standard’s global alignment around these imperatives continues to drive further value in many areas of the business.
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
In addition, as part of our continued focus on sustainability and corporate responsibility, the Company’s Global Sustainability Council provides executive level oversight for the Company’s sustainability strategy to help ensure alignment and integration with business goals and stakeholder priorities. The council maintains a holistic look at the Company’s ESG (environmental, social and governance) initiatives, tracks rapidly-evolving best practices and further develops long-term goals as the Company strives for ESG excellence.
Cooper Standard continues to progress its diversification strategy through its ISG business, which is charged with accelerating and maximizing expertise in the Company’s core product types for applications in the industrial and specialty markets. Cooper Standard also drives growth and diversification through the Company’s applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages over many other materials, as well as a significantly reduced carbon footprint.
Leveraging Technology and Materials Science for Innovative Solutions
We use our technical and materials science expertise to provide customers with innovative and sustainable product solutions. Our engineers use the results of advanced computational simulations and incorporate a broad understanding of materials science to design products which meet or exceed our customers’ stringent requirements. We believe our reputation for successful innovation in product design and materials is the reason our customers consult us early in the development and design process of their next-generation vehicles or products.
The Company’s CS Open Innovation is an initiative that aims to position Cooper Standard as the partner of choice for start-ups, universities and other suppliers through a proactive outreach program. The initiative is focused in the areas of materials science, manufacturing and process technology, digital/artificial intelligence and advanced product technology.
Cooper Standard uses its i3 Innovation Process (Imagine, Initiate and Innovate) and CS Open Innovation as mechanisms to capture novel ideas while promoting a culture of innovation. Ideas are carefully evaluated by our global product line teams and Global Technology Council, and those that are selected are put on an accelerated development cycle. We are developing innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. An example is Fortrex™, the Company’s synthetic elastomer chemistry platform, offering reduced weight while delivering superior material performance and aesthetics. We have also developed several other significant technologies, especially related to advanced materials, processing and weight reduction. These include: FlushSeal™, an advanced integrated solution for frame under glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; TPV body seal, a next generation body seal that replaces traditionally less sustainable EPDM and metal with recyclable thermoplastic materials which save significant component weight; MagAlloy™, a processing technology for brake lines that increases long term durability through superior corrosion resistance; and Easy-Lock™, a small package coolant and fuel vapor quick connect. Given the trajectory and anticipated future growth of electric vehicles, Cooper Standard has developed innovations to provide lightweight plastic tubing with our PlastiCool® 2000 multilayer tubing, smooth and clear vinyl tubing (“CVT”) mid-temperature multilayer tubing, and our next-generation Ergo-Lock™ and Ergo-Lock™ + VDA quick connectors for glycol thermal management needs.
Cooper Standard is strategically integrating digital tools and advanced analysis to help deliver the best solutions. We offer advanced computer-aided engineering and digital simulations for engineered solutions. In addition, our team of experts has developed digital tools that enable them to conduct prototype testing without the need for physical samples, resulting in sustainability benefits. We can provide up to 100% virtual testing for certain products.
Among our newer technologies is Cooper Standard’s artificial intelligence (A.I.)-enhanced development cycle for polymer compounds that has shortened material development times while realizing rapid discovery of new compounds that offer superior performance properties, which yield superior products. We have also developed proprietary technology for A.I. automated processes control improvements, called Liveline Technologies, a wholly owned subsidiary of Cooper Standard. This technology enables full automation of polymer extrusion and other complex continuous processes, reducing process variation (a top driver of scrap), increasing product quality, improving operational metrics and reducing our carbon footprint. In addition, the Company is piloting multiple A.I. applications to help drive efficiencies in various functions.
Our innovations are receiving industry recognition. Cooper Standard earned an Environment + Energy Leader Award in 2022 for our Fortrex™ chemistry platform, in addition to being named a General Motors Overdrive Award winner in the category of ‘Sustainability’ in 2021, a 2018 Automotive News PACE Award winner, and a 2018, 2019, and 2023 Society of Plastics Engineers Innovation Award finalist. Also, Cooper Standard’s artificial intelligence-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards.
Cooper Standard’s fluid handling products were selected as the Society of Plastics Engineers 2022 Automotive Innovation Award winner for the Material category for our innovative battery electric vehicle thermoplastic thermal management solution utilizing PlastiCool® 2000 multilayer tube and Ergo-Lock® connectors.
Industry
The automotive industry is one of the world’s largest and most competitive markets. Consumer demand for new vehicles largely determines sales and production volumes of global OEMs. The business and commercial environment in each region also plays a role in vehicle demand as it relates to fleet vehicle sales and industrial-use vehicles such as light and heavy trucks.
OEMs compete for market share in a variety of ways including pricing and incentives, the development of new, more attractive models, branding and advertising, and the ability to customize vehicle features and options to meet specific consumer needs or demands. They rely heavily on thousands of specialized suppliers to provide the many distinct components and systems that comprise the modern vehicle. They also rely on these automotive suppliers to develop technological innovations that will help them meet internal and consumer demands as well as regulatory requirements.
The supplier industry is a highly competitive industry and is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. Over the last decade, suppliers that have been able to achieve manufacturing scale globally, reduce structural costs, diversify their customer base and provide innovative, value-added technologies have been the most successful.
The technology of today’s vehicles is evolving rapidly. This evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements and environmental impact and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance, simplify the manufacturing and assembly process, and help reduce a vehicle’s environmental impact. These are innovations that can be applicable and valuable to virtually any vehicle (including internal combustion, hybrid or battery electric powertrains) or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets. Cooper Standard remains closely aligned with our customers and is prepared to meet their evolving needs as they shift their fleets and offer more electric vehicle (“EV”) options. We are focused on growing our business in the EV segment by leveraging our technology and innovation to provide value-add solutions for increasingly specialized technical requirements.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 94% of our global sales.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2023, 2022 and 2021:
Our other customers include OEMs such as BMW, Toyota, Volvo, Jaguar/Land Rover, Honda and various other OEMs based in China. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Products
Our product lines include sealing systems and fluid handling systems (consisting of fuel and brake delivery and fluid transfer systems). These products are produced and supplied globally to a broad range of customers in multiple markets.
In addition to these product lines, we also sell our core products into other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2023, 2022 and 2021 are as follows:

Product Lines					Market Position
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
Products:
	–	Fortrex®	–	FlushSeal™ systems
	–	Dynamic seals	–	Variable extrusion
	–	Static seals	–	Specialty sealing products
	–	Encapsulated glass	–	Stainless steel trim
	–	Tex-A-Fib (Textured Surface with Cloth Appearance)	–	Frameless Systems
	–	Obstacle detection sensor system

FUEL & BRAKE DELIVERY SYSTEMS	Sense, deliver and control fluid and fluid vapors for fuel and brake systems				Top 2 globally
Products:
	–	Chassis and tank fuel lines and bundles (fuel lines, vapor lines and bundles)	–	Direct injection & port fuel rails (fuel rails and fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ break tube coating
	–	Quick connects	–	ArmorTube™ brake tube coating
	–	Low oligomer multi-layer convoluted tube	–	Series 300 and S300LT (low temperature) quick connects
	–	Brake jounce lines	–	Gen III Posi-Lock® quick connects

FLUID TRANSFER SYSTEMS	Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain & HVAC operation				Top 3 globally
Products:
	–	Heater/coolant hoses	–	Turbo charger hoses
	–	Quick connects (SAE and VDA)	–	Charged air cooler ducts/assemblies
	–	Diesel particulate filter (DPF) lines	–	Secondary air hoses
	–	Degas tanks and deaerators	–	Brake and clutch hoses
	–	Charged air cooling (air intake and discharge)	–	Easy-Lock™ quick connect
	–	Transmission oil cooling hoses	–	Ergo-Lock™ VDA quick connect
	–	Multilayer tubing for glycol thermal management	–	Ergo-Lock™ + VDA quick connect
	–	PlastiCool® 5000 high temperature MLT	–	PlastiCool® 2000 multi-layer tubing for glycol thermal management

Competition
We believe that the principal competitive factors in our industry are quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability and global footprint. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Henniges, Hutchinson Standard Profil, HSR&A, SaarGummi and JianXin, among others. Our fuel and brake delivery products compete with TI Automotive, Sanoh, Martinrea, Maruyasu and SeAH, among others. Our fluid transfer products compete with Conti-Tech, Hutchinson, Teklas, Tristone, Akwel and Fränkische, among others.

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
The following table shows our significant unconsolidated joint ventures as of December 31, 2023:

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

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2023	$84.1	3.0%
2022	$80.5	3.2%
2021	$90.0	3.9%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including FlushSeal™, Gen III Posi-Lock®, Easy-Lock®, MagAlloy®, Ergo-Lock® +, PlastiCool® and Fortrex™, help differentiate us and lead customers to seek our partnership.
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
Raw material prices are susceptible to fluctuations which may place operational and profitability burdens on the entire supply chain. Following the pandemic, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business in 2021 and
2022. In response, we worked with our customers throughout 2022 and 2023 to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduced our exposure and risk related to commodity price fluctuations going forward. Global commodity markets and pricing have stabilized to a large degree in 2023 and into the beginning of 2024.
Seasonality
Within the automotive industry, sales to OEMs are lowest during the months prior to model changeovers or during assembly plant shutdowns. Automotive production is traditionally reduced during July, August and year-end holidays, and our quarterly results may reflect these trends. However, economic conditions and consumer demand may change the traditional seasonality of the industry. In recent years, for example, global light vehicle production, inventory and consumer demand all experienced extreme dislocations from historic norms due to the global COVID-19 pandemic and related restrictions on production and consumer activity. Post-pandemic, global light vehicle production continued to be negatively impacted by widespread supply chain disruptions, limiting the global automotive OEM’s ability to rebuild inventory and meet pent-up consumer demand.
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
Human Capital and Safety
As of December 31, 2023, we had approximately 23,000 employees, including 3,000 contingent workers. We maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages.
Our people have always been the driving force of value at Cooper Standard. We continue to embrace new ways of working, a growing international movement for civil rights, and our unwavering dedication to keeping our employees healthy and safe has only made them more critical to our success. We accomplish this by developing the capabilities of our employees through continuous learning and performance management processes. Additionally, building an internal talent pipeline supports the achievement of this priority. In 2023, our internal fill rate was approximately 36%. This metric, which is based on salaried, director-level positions and above, helps us to understand where employees are advancing in their careers and the effectiveness of our internal development programs. For 2023, our voluntary employee turnover rate was approximately 15%. We believe that our culture and continued effort to provide our employees with growth opportunities contributes to retaining our strong talent.

In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. A global measurement for our diversity is women in the company and women in leadership. In 2023, women made up approximately 40% of our workforce. Of our leadership positions, defined as vice president positions and above, women held approximately 24% of such roles.
Safety continues to be a top priority and primary focus of management. An emphasis on reducing workplace incidents helps Cooper Standard to maintain a safe workforce and continue to deliver world class results for product quality. In 2023, our total incident rate (“TIR”) was 0.32, which represents an Occupational Safety and Health Administration measurement of on-the-job injuries in relation to total hours worked. Based on our review of industry peer sustainability reports, we have a lower TIR relative to our peer group. Additionally, throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees while meeting the needs of our customers.
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
Environmental, Social and Governance (ESG)
In 2023, the Company was named to Newsweek’s list of America’s Most Responsible Companies for the fifth consecutive year and achieved Ecovadis Silver Status for sustainability efforts that also earned the Company recognition from Nissan for sustainability and social responsible practices. These awards are a further testament to Cooper Standard’s commitment to ESG topics, including our core value of integrity.
Cooper Standard considers itself a steward of the environment, and we monitor the environmental impact of our business and products. We prioritize our environmental management as a means of driving and sustaining excellence. We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made, and will continue to make, expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on our financial condition, such costs could be material to our financial statements in the future. Further details regarding our commitments and contingencies are provided in Note 20. “Contingent Liabilities” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”).
Market Data
Certain market data and other statistical information used throughout this Annual Report on Form 10-K is based on data from independent firms such as S&P Global. Other data is based on good faith estimates, which are derived from our review of internal analyses, as well as third-party sources. Although we believe these third-party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third-party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
Available Information
We make available free of charge on our website (www.cooperstandard.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). Our reports filed with the SEC also may be found on the SEC’s website at www.sec.gov. We may also use our website as a distribution channel of material company information. Neither the information on our website nor the information on the SEC’s website is incorporated by reference into this Report unless expressly noted.

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts and disruptions related to the wars in Ukraine and the Middle East; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; work stoppages or other labor disruptions with our employees or our customers’ employees; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and variable rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; significant costs related to manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; the potential impact of any future public health events on our financial condition and results of operations; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Raw material costs can be volatile. The principal raw materials to produce our products include synthetic and natural rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. Material costs represented approximately 51% of our total cost of products sold in 2023. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and tariffs. Further, climate change may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters, which may adversely affect the availability or pricing for certain raw materials including natural rubber. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers. While we entered into index pricing agreements with some of our customers which provide for a price adjustment based on quoted market prices to attempt to address some of these risks (notably with respect to steel and rubber), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. In addition, while the use of index pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments, we potentially forego the benefits that might result from favorable fluctuations in price.
Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant disruptions in the automotive industry due to industry-wide parts shortages and global supply chain constraints could adversely affect our operations and financial performance. Uncertain economic or industry conditions resulting from such supply chain constraints could result in financial distress within our supply base, thereby further increasing the risk of supply disruption. Furthermore, any economic downturn or other unfavorable conditions in one or more of the regions in which we operate could cause supply disruptions and thereby adversely affect our financial condition, operating results and cash flows.
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
Our operations may also be disrupted by other labor issues, including absenteeism, public health events and government restrictions; major equipment failure with prolonged downtime or a complete loss of critical equipment where either no other comparable equipment exists or the remaining equipment does not have enough capacity to pick up the demand; or natural disaster-related plant closures or disruptions. In particular, natural disasters and adverse weather conditions can be caused or exacerbated by climate change.
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
We rely upon information technology networks, systems and processes, including the information technology networks of third parties such as suppliers and joint venture partners, to manage and support our business. We have implemented a number of procedures and practices designed to protect against breaches or failures of our systems. Despite the security measures that we have implemented, including those measures to prevent cyber-attacks, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. Like other public companies, our computer systems and those of our third-party vendors, partners and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations which may cause disruptions to our operations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. Over time, however, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A breach of our information technology systems, or those of the third parties on whom we rely, could result in theft of our intellectual property, disruption to business or unauthorized access to customer or personal information. Such a breach could adversely impact our operations and/or our reputation and may cause us to incur significant time and expense to cure or remediate the breach.
Further, we continually update and expand our information technology systems to enable us to run our business more efficiently, including the potential incorporation of traditional and generative A.I. solutions into our information systems and processes. The increasing use and evolution of this technology creates potential risks for loss or misuse of sensitive Company data that forms part of any data set that was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices, which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. In addition, if the content, analyses, or recommendations that A.I. programs assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. If these systems are not implemented successfully and in a timely, cost-effective, compliant and responsible manner, our operations and business could be disrupted and our ability to report accurate and timely financial results could be adversely affected.
An inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we may obligate ourselves to deliver new products that are subject to our customers’ timing, performance and quality standards. Given the number and complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs. Our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. An inability to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
Our success depends in part on our development of improved products, and our efforts may fail to meet the needs of customers on a timely or cost-effective basis.
Our continued success depends on our ability to maintain advanced technological capabilities and knowledge necessary to adapt to changing market demands, as well as to develop and commercialize innovative products. We may be unable to develop new products successfully or to keep pace with technological developments by our competitors and the industry in general, which in recent years includes the rapid development and rising use of digital, A.I. and machine learning technologies. In addition, we may develop specific technologies and capabilities in anticipation of customers’ demands for new innovations and technologies. If such demand does not materialize, we may be unable to recover the costs incurred in the development of such technologies and capabilities. If we are unable to recover these costs or if any such programs do not progress as expected, our business, results of operations and financial condition could be adversely affected.
We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.
We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as specified or expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability expenses in the future and incur significant costs to defend against these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of that product if the defect or the alleged defect relates to automotive safety. Product recalls could cause us to incur material costs and could harm our reputation or cause us to lose customers, particularly if any such recall causes customers to question the safety or reliability of our products. Also, while we possess considerable historical warranty and recall data with respect to the products we currently produce, we do not have such data relating to new products, assembly programs or technologies, including any new fuel and emissions technology and systems being brought into production, to allow us to accurately estimate future warranty or recall costs.
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
Our financial condition and results of operations have been previously, and may in the future be, adversely affected by public health events.
We could face risks related to public health events, including epidemics and pandemics like the recent COVID-19 pandemic. Preventative measures taken to contain or mitigate public health events (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions) may materially impact our financial condition and operations results due to shutdowns of our and our customers’ and suppliers’ facilities; increased operating and production costs; disruptions and financial distress in the supply chain; disruptions in our production cycle; lost or absent members of the workforce; a decline in demand due to an economic downturn; and inability to access capital due to disruptions in the global financial markets.
The full impact of another public health event on our financial condition and operations results will depend on various factors, such as the ultimate duration and scope of the crisis, its impact on our customers, suppliers and logistics partners, how quickly normal operations can resume and the duration and magnitude of the economic downturn caused by the health crisis in our key markets. A public health event may also exacerbate the other risks disclosed in this Item 1A. Risk Factors.
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM, and Stellantis, on a worldwide basis represented approximately 55% of our sales for the year ended December 31, 2023. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
The benefits of our continuous improvement programs and other cost savings plans may not be fully realized.
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
If we close or consolidate manufacturing locations, the exit costs associated with such closures or consolidation, including employee termination costs, may be significant. Such costs could negatively affect our cash flows, results of operations and financial condition.
We are subject to other risks associated with our international operations.
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 21 countries, and we export to several other countries. In 2023, approximately 78% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:
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
•operating in foreign jurisdictions where the ability to protect and enforce our intellectual property rights is limited as a statutory or practical matter;
•exposure to possible expropriation or other government actions;
•disease, pandemics or other severe public health events; and
•exposure to local political or social unrest including resultant acts of war, terrorism, or similar events, including the wars in Ukraine and the Middle East and the related sanctions imposed on Russia.
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
Financial Risks
Global, market and economic conditions could impact our ability to access liquidity sources.
Our continued access to sources of liquidity depends on multiple factors, including global economic conditions, public health events and any global supply chain disruptions on our customers and their production rates, the costs of raw materials, the state of the overall automotive industry, the condition of global financial markets, the availability of sufficient amounts of financing, our operating performance and cash flows and our credit ratings. In particular, the global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production, and business conditions may vary significantly from period to period or region to region. In recent years, global automotive production was negatively impacted by lingering impacts of the COVID-19 pandemic and broad supply chain challenges stemming, in part, from a sharp rebound in overall industrial demand. Further, rising inflation, interest rates and supply chain challenges contributed to global economic uncertainty. In addition, continuing military actions in Eastern Europe and the Middle East are having broad negative impacts on key sectors of the global economy. Our business is also directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely impacted by a series of events in recent years.
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
In addition, if the Company has borrowing availability under its ABL Facility less than the greater of (i) $15.0 million and (ii) 10% of the Borrowing Base (as defined in the ABL Facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00. Any adverse effects on the Company’s business due to global, market and economic conditions may adversely impact the Company’s ability to satisfy such covenant. As of December 31, 2023, there were no obligations outstanding under the ABL Facility, the Company’s borrowing base was $169.5 million and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7.1 million of outstanding letters of credit, the Company effectively had $162.4 million available for borrowing under its ABL Facility.
Furthermore, production shutdowns or disruptions will result in working capital swings which could result in increased outflows. As a result of current ecomonic conditions and global supply chain disruptions, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, our performance, changing global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Such capital may not be available on favorable terms or at all.

The ongoing situations in Ukraine and Russia and the Middle East and related disruptions could adversely affect our liquidity, business, and results of operations.
The ongoing military conflict between Russia and Ukraine and the resulting sanctions have caused, and are currently expected to continue to cause, significant disruptions to the global financial system, international trade, and the transportation and energy sectors, among others. The impacts of the conflict on the supply chain and commodity prices are expected to be profound and have resulted and may continue to result in substantial inflation in one or more countries (or globally). In addition, the recent Israel-Hamas war and escalating tensions in the Middle East could affect oil prices and have other, potentially recessionary, effects on the global economy. Prolonged inflationary conditions and periods of high interest rates could further negatively affect U.S. and international commerce and exacerbate or further extend the period of high energy prices and supply chain constraints. These and other issues resulting from the global economic slowdown and financial market turmoil have adversely affected and may continue to adversely affect the automotive industry, which may lead to a decline in the general demand for our products and erosion of their procurement or sale prices. We do not have operations in Ukraine, Russia or the Middle East, nor do we sell into these markets. Nonetheless, if the global economic slowdown and the Russia-Ukraine and Israel-Hamas wars continue, our liquidity, business, and results of operations may continue to be adversely affected.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a significant amount of indebtedness. As of December 31, 2023, we had total indebtedness of $1,095 million. Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:
•make it more difficult for us to satisfy our obligations;
•increase our vulnerability to general adverse economic and industry conditions, including interest rate fluctuations, because a portion of our borrowings accrues interest at variable rates;
•require us to dedicate a substantial portion of our cash flows from operations to payments on our debt and debt service obligations, which would reduce the availability of cash to fund working capital, capital expenditures, research and development efforts, acquisitions or other general corporate purposes;
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
Secured overnight financing rate (“SOFR”) and other interest rates that are indices deemed to be “benchmarks” are the subject of recent and ongoing national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective, while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, to be replaced or disappear entirely, or have other consequences that cannot be predicted. Any such consequence could have a material adverse effect on our existing facilities or our future debt linked to such a “benchmark” and our ability to service debt that bears interest at floating rates of interest.
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
Although we generally produce in the same geographic region as our products are sold, we also produce in countries that predominately sell in another currency. Further, some of our commodities are purchased in or tied to the U.S. dollar; therefore our earnings could be adversely impacted during the periods of a strengthening U.S. dollar relative to other foreign currencies. While we employ financial instruments to hedge certain portions of our foreign currency exposures, our efforts to manage these risks may not be successful and may not completely insulate us from the effects of currency fluctuations.
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
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2023, our U.S. pension plans were underfunded by $14.4 million and our non-U.S. pension plans (which typically are pay-as-you-go plans) were underfunded by $92.2 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.
As further described in Note 12. “Pension” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report, our Board of Directors approved a resolution to merge certain of the U.S. pension plans, and terminate the resulting merged plan effective December 31, 2022. As part of the termination process, we expect to settle benefit obligations under the terminated plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements will be funded primarily from plan assets, but may also require funding from the Company. In the fourth quarter of 2023, the Company paid $48.6 million of lump sum payments to eligible participants from plan assets, resulting in a settlement loss of $16.3 million during the year ended December 31, 2023. Ultimate settlement of the remaining benefit obligations is dependent upon market conditions at the time of settlement.
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
 Cooper-Standard Holdings Inc. is a holding company. Our subsidiaries conduct all of our operations and own substantially all of our assets. Our cash flow and our ability to meet our obligations depend on the cash flow of our subsidiaries. In addition, the payment of funds in the form of dividends, intercompany payments, tax sharing payments and other payments may be subject to restrictions under the laws of the countries of incorporation of our subsidiaries or their governing documents.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
One of our organization’s top priorities is protecting Cooper Standard’s digital assets, and we increasingly rely on data and digital transactions to operate efficiently and effectively. We take action to prevent potential impacts related to system outages, data breaches, cyber-attacks and other threats to avoid disruption to our daily operations. Cooper Standard prioritizes increasing efficiency and efficacy as we design and refresh prescriptive incident response procedures to minimize impacts of potential cyber-attacks or outages. From time to time, the Company engages in table-top exercises, which involve cross-functional business leaders. Our information technology (“IT”) professionals focus on improving existing controls as outlined by ISO/IEC 27001:2022 (an internationally recognized information security framework), which is the foundation of our cybersecurity program. In recent years, we made advancements in this space by conducting a risk assessment carried out by an independent third-party and adding new cyber advisory services as described further below.
We annually contract with a well-known third-party to conduct a comprehensive, enterprise-wide risk assessment. In addition to other mandates, this assessment evaluates Cooper Standard’s cybersecurity program from a risk perspective and assesses our IT controls for alignment with the ISO/IEC 27001:2022 information security framework. Based on the assessment results, we refresh the roadmap for our cybersecurity program, focusing on the highest-risk vulnerabilities first and monitoring for significant changes and emerging risks, continuously adjusting the roadmap as needed.
Our cybersecurity program is built on a collection of fundamental security controls, focused on the overall protection of company and stakeholder data. Company leadership has defined the following objectives for information security:
•Governance: Establish proper governance for the cybersecurity program.
•Security Operations & Data Protection: Create a secure digital operating environment (apps, networks, systems, etc.) designed to protect critical data and to prevent business disruption.

•Response and Recovery: Develop and practice incident response, business continuity and disaster recovery processes to minimize the impact of a major incident.
•Compliance & Effectiveness: Meet all compliance requirements and develop program metrics to ensure effectiveness.
To achieve these objectives, we emphasize fundamental security measures, such as access controls, cyber hygiene (e.g., patching and malware protection) and employee awareness training.
Third-party risk management is an important focus of the Cooper Standard cybersecurity program. Cybersecurity is evaluated and considered throughout the lifecycle (onboarding, ongoing operations, offboarding) of third-party relationships as we conduct business with them. We review the security posture of each third-party prior to initiation of the relationship, and periodically throughout the relationship. We evaluate several aspects of information security, utilizing guidance from globally recognized frameworks (e.g., ISO 27000:2022). Critical service providers are also required to submit independently certified assurance of their security controls based on internationally recognized standards (e.g., ISEA 3402, SOC 1, SOC 2, etc.). Finally, upon relationship termination, we ensure each third party is properly offboarded, addressing critical cybersecurity concerns such as eliminating access and obtaining and/or deleting Company data.
Cooper Standard continuously works to update and strengthen our Incident Response (“IR”) program, which defines response procedures and prescriptive controls designed to streamline response to incidents, when and if they occur. Our designated cross-functional Incident Response Team (“IRT”) consists of leaders from human resources, global communications, legal, internal audit and information technology. Cooper Standard’s IRT is dedicated to maintaining a culture of continuous improvement, taking into consideration lessons learned from table-top exercises and feedback from the third-party expert with whom we annually contract.
While we have experienced threats to our data and systems, to date, we have not experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. That said, a significant cybersecurity incident may materially impact the Company’s business strategy, results of operations and financial condition in the future. For further information regarding cybersecurity risks to the Company, see Part 1, Item 1A, Risk Factors, “A disruption in, or the inability to successfully implement upgrades to, our information technology systems, including disruptions relating to cybersecurity as well as data privacy concerns, could adversely affect our business and financial performance.”
Governance
We align our cybersecurity and IT compliance programs to take advantage of natural synergies and our IT controls environment. Our Senior Vice President, Chief Information Technology Officer, who has more than 25 years of experience in technology and information security risk management in our industry and across a number of organizations, is responsible for overseeing the risks related to cybersecurity. Our cybersecurity team holds several cybersecurity industry certifications such as ISC2 CISSP, ISACA CISM and EC-Council CEH.
The Cooper Standard IT leadership team manages the global cybersecurity and IT compliance organization, and the Senior Vice President, Chief Information Technology Officer directly reports updates to the Audit Committee of the Board of Directors at least twice annually and the full Board of Directors at least annually. Further, our cybersecurity team periodically reports to our Global Leadership Team (“GLT”). Data privacy, cybersecurity and digitization is also managed as a material topic as a part of our Enterprise Risk Management (“ERM”) Committee which ensures cybersecurity risks are integrated into our overall risk management. From an accountability perspective, our internal audit team independently assesses the cybersecurity program by evaluating the design and effectiveness of our controls. We have an Architecture Review Board (“ARB”) which reviews new IT initiatives to ensure they align with our digital strategy. Similarly, our Project Management Office (“PMO”) monitors those initiatives throughout implementation to ensure proper communication and seamless transition. The ARB and PMO processes include cybersecurity requirements designed to ensure this topic is considered from the beginning.

Item 2.        Properties
As of December 31, 2023, our operations were conducted through 128 wholly-owned, leased and consolidated joint venture facilities in 21 countries (North America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, Sweden, United Kingdom; South America: Brazil), of which 78 are predominantly manufacturing facilities and 50 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Northville, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings:

Segment	Type	Total Facilities*	Owned Facilities
North America	Manufacturing (a)	35	21
	Other (b)	24	1
Europe	Manufacturing (a)	21	12
	Other (b)	17	2
Asia Pacific	Manufacturing (a)	19	6
	Other (b)	9	—
South America	Manufacturing (a)	3	1
(a)Includes multi-activity sites which are predominantly manufacturing.
(b)Includes design, engineering, R&D, administrative and logistics locations.
(*)    Excludes 2 unutilized facilities: 1 in North America and 1 in Europe.
Item 3.        Legal Proceedings
The litigation process is subject to many uncertainties, and the outcome of individual matters is not predictable with assurance. See Note 20. “Contingent Liabilities” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for discussion of loss contingencies.
Item 4.        Mine Safety Disclosures
Not applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities
Market Information
Our common stock has been traded on the NYSE since October 17, 2013 under the symbol “CPS.”
Holders of Common Stock
As of February 9, 2024, there were approximately 6 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility and our indentures governing our New Notes and 2026 Senior Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
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
We did not repurchase any shares during the years ended December 31, 2023, 2022, or 2021 under the 2018 Program. As of December 31, 2023, we had approximately $98.7 million of repurchase authorization remaining.

Performance Graph
The following graph and corresponding table compare the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The analysis assumes an initial investment of $100 on December 31, 2018 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2023.
Comparison of Cumulative Return

	Ticker	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022*	12/29/2023*
Cooper-Standard Holdings Inc.	CPS	$100.00	$53.38	$55.81	$36.08	$14.58	$31.46
S&P 500	SPX	$100.00	$128.63	$151.90	$194.80	$159.15	$200.92
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$130.84	$161.12	$197.29	$133.20	$141.72
* Represents last trading day of the year.
Item 6.        [Reserved]

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See Item 1. “Business—Forward-Looking Statements” for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in Item 1A. “Risk Factors.” Management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes to those statements included in Item 8. “Financial Statements and Supplementary Data” of this Report. References in this Annual Report on Form 10-K (the “Report”) to “we”, “our”, or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing and fluid handling (consisting of fuel and brake and fluid transfer) systems for use in passenger vehicles and light trucks manufactured by global OEMs. In 2023, approximately 84% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 16% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs and, in particular, the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with the OEMs’ engineering departments in the design and development of our various products.
Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability and an extensive global footprint. Also, we believe our continued commitment to invest in global common processes is an important factor in servicing global customers with the same quality and consistency of product wherever we produce in the world. This is especially important when supplying products for global platforms.
In addition, to remain competitive and offset continued customer pricing pressure, we must also consistently achieve and sustain cost savings. In an ongoing effort to reduce our cost structure, we run a global continuous improvement program which includes training for our employees, as well as implementation of lean tools, structured problem solving, best business practices, standardized processes and change management. We also continually evaluate opportunities to optimize our manufacturing footprint by consolidating facilities and relocating production as appropriate. We believe we will continue to be successful in our efforts to improve our design and engineering capabilities and manufacturing processes while achieving cost savings, including through our continuous improvement initiatives.
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
In 2023, approximately 55% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.

Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production was negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, light vehicle production showed resilience and strong growth, supported by sustained consumer demand and OEM efforts to replenish depleted inventory levels. This resilience and growth was despite continued uncertainty in the global economy created by continued inflation, rising interest rates and increased geopolitical tension in key regions of the world. In 2024, we expect production growth will moderate as inventory levels normalize, interest rates remain relatively high, and the geopolitical tensions driving global economic uncertainty persist.
In North America, U.S. consumer confidence has been trending downward since July of 2023 and remains well below historical averages. The softening labor market, increasing consumer debt and higher interest rates are key drivers of this trend. Lagged effects of interest rate increases and expected slow down of government spending are expected to contribute to modestly slower economic growth in in the coming year. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.1 percent, 1.4 percent and 2.7 percent, respectively, in 2024.
In Europe, the war in Ukraine, related sanctions imposed on Russia, higher energy costs and infrastructure disruptions continue to impact the regional economy. This is translating into lower industrial output and investment, higher inflation and lower average real household income for most Eurozone countries. To reignite economic growth, the European Central Bank is expected to begin reducing policy interest rates as early as the second quarter of 2024. In the current uncertain environment, economists at the IMF are expecting the economy in the Eurozone region to grow by approximately 0.9 percent in 2024.
In the Asia Pacific region, China’s post-Covid economy has been burdened by a protracted property crisis, weak consumer and business confidence, mounting local government debts, and weak global demand for the country’s exports. Economic growth in 2024 and beyond will likely be dependent on a stabilization of the real estate market, which has been significantly overbuilt in past years. In order to bring housing supply in line with actual demand, the government will likely have to reduce its past levels of infrastructure investment. As a result, economists at the IMF are expecting the Chinese economy to grow at a more modest 4.6 percent in 2024.
In South America, the Brazilian economy will likely be impacted by a slowdown in agricultural exports as global demand moderates. While the nation’s central bank has begun to reduce interest rates, more cuts may be necessary to stimulate domestic consumer activity and industrial investment. Fiscal stimulus is seen as a less likely option owing the continued risk of elevated inflation. As a result, economists at the IMF are now estimating the Brazilian economy will grow 1.7 percent in 2024.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America which have been adversely affected by a series of significant events in recent years. Beginning in the first quarter of 2020, we experienced production shutdowns related to the COVID-19 pandemic. In 2021 and 2022, OEM production volumes were negatively impacted by the global shortage of semiconductors and other supply chain disruptions stemming from pandemic-related shutdowns and constraints. In 2023, light vehicle production rebounded as supply chain disruptions were resolved and OEMs worked to increase inventory levels to meet continued consumer demand.
According to the forecasting firm S&P Global (formerly IHS Markit), global light vehicle production was approximately 90.1 million units in 2023. This reflects an increase of approximately 9.4% globally compared to 2022.
Light vehicle production in certain regions for 2023 and 2022, as well as projections for 2024, are provided in the following table:

(in millions of units)	2024(1)	2023(1)	2022(1)	Projected % Change 2023-2024	% Change 2022-2023
North America	15.8	15.6	14.3	1.1%	9.5%
Europe	17.4	17.8	15.8	(2.0)%	12.5%
Asia Pacific	51.1	51.4	47.2	(0.6)%	9.0%
Greater China	28.9	28.9	26.4	—%	9.4%
South America	3.0	2.9	2.8	3.0%	3.1%
(1) Production data based on S&P Global, January 2024.

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
Increased competitiveness in the industry, as well as customer focus on costs, has resulted in continued pressure on suppliers for price reductions, even in an inflationary environment, which reduces the overall profitability of the supply industry. Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes. In 2023, with continued inflationary pressures on wages, energy, transportation and other general costs, in order to remain competitive, we worked with our customers to offset the costs associated with this inflation. We actively negotiated pricing adjustments on current business and considered the impact of inflationary and other costs in our quotes for new business.
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned to meet the demands of evolving automotive markets and operating environment, including autonomous and connected vehicles, evolving government regulation, and consumer preference for environmentally friendly products and technology, such as hybrid and electric vehicle (“EV”) architectures.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials which may place operational and profitability burdens on the entire supply chain. Costs related to raw materials, such as steel, aluminum, and oil-derived commodities, have historically been volatile. In 2021 and 2022, global commodity markets experienced a period of hyperinflation as economic activity rebounded from pandemic related shutdowns and supply chains were strained and disrupted. As a result, we worked with our customers beginning in late 2021 and throughout 2022 to establish index-based agreements which enable us to pass on a significant portion of commodity-related inflation to the customer. These agreements have reduced our exposure to commodity related risk and volatility beginning in 2023 and going forward. In addition, we continue to see significant inflationary pressure on wages, energy, transportation and other general costs. As such, we will continue to work on an ongoing basis with our customers and suppliers to mitigate both inflationary pressures and our material-related cost exposures through a combination of expanded index-based agreements mentioned above and other commercial enhancements.
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
Goodwill. Goodwill is tested for impairment by reporting unit as of October 1 of each year or more frequently if events or circumstances indicate that an impairment may exist. For our goodwill analysis, fair value is based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a three-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. The annual goodwill impairment analysis for 2023 resulted in no impairment for the North America and Industrial Specialty Group reporting units. Additionally, a hypothetical 10 percent decrease in the fair value of these reporting units would not impact our conclusion that goodwill was not impaired. See Note 9. “Goodwill and Intangible Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value of machinery and equipment is based upon either estimated salvage value or estimated orderly liquidation value. Fair value of leased buildings is based on a discounted cash flow approach. Fair value of owned buildings is based on a sales comparison approach or cost approach. Cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates and customer commitments, as well as assumptions related to discount rates. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In 2023, 2022 and 2021, we recorded impairment charges related to buildings and machinery and equipment. See Note 8. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
In addition, the calculation of our tax benefits and liabilities includes uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize tax benefits and liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these liabilities based on changing facts and circumstances; however, due to the complexity of some of these uncertainties and the impact of any tax audits, the ultimate resolutions may be materially different from our estimated liabilities. See Note 15. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Experience gains and losses as well as the effects of changes in actuarial assumptions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligations or the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan. Our net pension and postretirement benefit costs (income), which included non-cash net pension settlement losses of $16.0 million, were approximately $26.1 million and $(0.7) million, respectively, for the year ended December 31, 2023. Note that the settlement charge primarily resulted from the approved termination of a certain U.S. pension plan and the resulting partial settlement of that plan through lump sum payments to eligible plan participants. See Note 12. “Pension” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2023 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2023 were as follows:

	U.S.	Non-U.S.
Discount rate	4.70%	4.00%
Rate of compensation increase	N/A (*)	3.20%
Cash balance interest credit rate	2.41%	N/A
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2023 were as follows:

	U.S.	Non-U.S.
Discount rate	4.55%	4.45%
Expected return on plan assets	4.50%	3.84%
Rate of compensation increase	N/A (*)	3.01%
* As the U.S. plans are frozen, the rate of compensation increase was not applicable.
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2024 net periodic benefit cost	Impact on PBO as of December 31, 2023
1% increase in discount rate	- $8.1 million	- $26.1 million
1% decrease in discount rate	+ $12.2 million	+ $31.2 million
1% increase in expected return on plan assets	- $0.7 million	-
1% decrease in expected return on plan assets	+ $0.7 million	-
Excluding the impact of any future potential settlement charges associated with the termination of a certain U.S. pension plan (which the Company estimates will range from $50 million to $60 million), aggregate pension net periodic benefit cost is forecasted to be approximately $7.4 million in 2024. Refer to Note 12. “Pension” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for further information regarding the expected termination of a certain U.S. pension plan.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligations as of December 31, 2023 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	6.50%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	N/A
Aggregate other postretirement net periodic benefit income is forecasted to be approximately $1.3 million in 2024.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company estimates it will make funding cash contributions to its U.S. and non-U.S. pension plans of approximately

$10.0 million and $0.4 million, respectively in 2024. The expected cash contributions to the Company’s U.S. pension plans primarily relates to the expected termination of a certain U.S. pension plan.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.1 million in 2024.
Historical Periods
Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2022 for discussion of the Results of Operations, Segment Results of Operations, and Liquidity and Capital Resources for the year ended December 31, 2022 compared to the year ended December 31, 2021, which is incorporated by reference herein.
Results of Operations

	Year Ended December 31,		Change
	2023	2022	2023 vs. 2022
	(Dollar amounts in thousands)
Sales	$2,815,879	$2,525,391	$290,488
Cost of products sold	2,525,103	2,395,600	129,503
Gross profit	290,776	129,791	160,985
Selling, administration & engineering expenses	215,741	199,455	16,286
Gain on sale of businesses, net	(586)	—	(586)
Gain on sale of fixed assets, net	—	(33,391)	33,391
Amortization of intangibles	6,804	6,715	89
Restructuring charges	18,018	18,304	(286)
Impairment charges	4,768	43,710	(38,942)
Operating profit (loss)	46,031	(105,002)	151,033
Interest expense, net of interest income	(130,077)	(78,514)	(51,563)
Equity in earnings (losses) of affiliates	3,281	(8,817)	12,098
Loss on refinancing and extinguishment of debt	(81,885)	—	(81,885)
Pension settlement and curtailment charges	(16,035)	(2,682)	(13,353)
Other expense, net	(15,698)	(5,485)	(10,213)
Loss before income taxes	(194,383)	(200,500)	6,117
Income tax expense	8,933	17,291	(8,358)
Net loss	(203,316)	(217,791)	14,475
Net loss attributable to noncontrolling interests	1,331	2,407	(1,076)
Net loss attributable to Cooper-Standard Holdings Inc.	$(201,985)	$(215,384)	$13,399
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022.
Sales

	Year Ended December 31,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(Dollar amounts in thousands)
Total sales	$2,815,879	$2,525,391	$290,488	$315,220	$(4,644)	$(20,088)
* Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
Sales for the year ended December 31, 2023 increased 11.5%, compared to the year ended December 31, 2022. The increase in sales was driven by volume and mix, mainly higher vehicle production volume due to the stabilization of the supply environment, elimination of prior year COVID-19 related restrictions in China and net customer price adjustments including recovery of cost increases. This increase was partially offset by the negative impact of work stoppages initiated by certain labor unions in North America in 2023, foreign exchange and the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region. See Note 4. “Divestitures and Deconsolidations” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Gross Profit

	Year Ended December 31,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases) / Increases**
	(Dollar amounts in thousands)
Cost of products sold	$2,525,103	$2,395,600	$129,503	$144,071	$6,278	$(20,846)
Gross profit	290,776	129,791	160,985	171,149	(10,922)	758
Gross profit percentage of sales	10.3%	5.1%
* Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
** Net of divestitures.
Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation, warranty costs and other direct operating expenses. Cost of products sold for the year ended December 31, 2023 increased $129.5 million, or 5.4%, compared to the year ended December 31, 2022. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for each of the years ended December 31, 2023 and December 31, 2022. The change in cost of products sold was impacted by higher volume and mix, inflation of labor and overhead cost, higher compensation-related costs, increased energy costs and the negative impact of foreign exchange. These costs were partially offset by manufacturing and purchasing savings through lean initiatives, favorable commodity costs and the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region.
Gross profit for the year ended December 31, 2023 increased $161.0 million compared to the year ended December 31, 2022. As a percentage of sales, gross profit was 10.3% and 5.1% for the years ended December 31, 2023 and 2022, respectively. The change was driven by volume and mix, net of customer price adjustments including recovery of cost increases, manufacturing and purchasing savings through lean initiatives and favorable commodity costs, partially offset by labor, overhead and energy inflation and unfavorable foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the year ended December 31, 2023 were $215.7 million, or 7.7% of sales, compared to $199.5 million, or 7.9% of sales, for the year ended December 31, 2022. The increase was primarily due to higher compensation-related costs, partially offset by salaried headcount initiative savings and foreign exchange.
Gain on Sale of Businesses, Net. Gain on sale of businesses, net for the year ended December 31, 2023 was $0.6 million, due to the net effect of our 2023 divestitures, which included the sale of our European technical rubber products business and the sale of our entire controlling equity interest of a joint venture in the Asia Pacific region.
Gain on Sale of Fixed Assets, Net. Gain on sale of fixed assets, net for the year ended December 31, 2022 was $33.4 million, due to the net gain on the sale-leaseback of a European facility.
Amortization of Intangibles. Intangibles amortization for the year ended December 31, 2023 was relatively consistent compared to the year ended December 31, 2022.
Impairment Charges. Non-cash asset impairment charges of $4.8 million and $43.7 million for the years ended December 31, 2023 and 2022, respectively, related to property, plant and equipment impairment charges.
Restructuring Charges. Restructuring charges for the year ended December 31, 2023 decreased $0.3 million compared to the year ended December 31, 2022. Our restructuring actions include plant and other facility closures and workforce reductions and are initiated to maintain our competitive footprint or in response to changes in global and regional automotive markets. The decrease was primarily driven by lower restructuring charges in Asia Pacific and Europe, partially offset by higher restructuring charges in North America.

Interest Expense, Net. Net interest expense for the year ended December 31, 2023 increased $51.6 million compared to the year ended December 31, 2022, primarily due to an increase in interest rates on the new debt subsequent to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2023 was $81.9 million, which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to the Refinancing Transactions (as further described in Liquidity and Capital Resources).
Pension Settlement and Curtailment Charges. Non-cash pension settlement charges of $16.0 million for the year ended December 31, 2023 primarily related to lump sum payments paid to eligible participants from plan assets as part of the approved termination of a U.S. pension plan. Non-cash settlement and curtailment charges of $2.7 million for the year ended December 31, 2022 primarily related to a curtailment regarding the approved termination of the aforementioned U.S. pension plan and settlements related to our non-U.S. pension plans. See Note 12. “Pension” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Other Expense, Net. Other expense, net for the year ended December 31, 2023 increased $10.2 million compared to the year ended December 31, 2022, primarily due to the unfavorable impact of foreign currency exchange and increased net periodic benefit cost other than service cost, partially offset by a loss on deconsolidation of a joint venture in the prior year period.
Income Tax Expense. Income tax expense for the year ended December 31, 2023 was $8.9 million on losses before taxes of $194.4 million. This compared to an income tax of $17.3 million on losses before taxes of $200.5 million for the year ended December 31, 2022. The tax expense in 2023 and 2022 differed from the statutory rate primarily due to incremental valuation allowances recorded on tax losses generated in the U.S. and certain foreign jurisdictions, the mix of income between the U.S. and foreign sources, tax credits and incentives, and other nonrecurring discrete items.
Segment Results of Operations
For the periods presented herein, our business was organized into the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities were reported in Corporate, eliminations and other. Effective January 1, 2024, we changed our management reporting structure with the launch of global product line-focused business segments and the chief operating decision maker will prospectively begin to assess operating performance by product line rather than geography. As a result, beginning with the first quarter of 2024, we expect to report our financial results in two reportable segments based on product line: Sealing Systems and Fluid Handling Systems.
We use segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.

The following tables presents sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Sales

	Year Ended December 31,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(Dollar amounts in thousands)
Sales to external customers
North America	$1,486,100	$1,341,099	$145,001	$150,423	$(5,422)	$—
Europe	648,256	503,672	144,584	128,224	16,360	—
Asia Pacific	452,441	443,126	9,315	31,221	(19,510)	(2,396)
South America	125,629	100,420	25,209	21,396	3,813	—
Total Automotive	2,712,426	2,388,317	324,109	331,264	(4,759)	(2,396)
Corporate, eliminations and other	103,453	137,074	(33,621)	(16,044)	115	(17,692)
Consolidated	$2,815,879	$2,525,391	$290,488	$315,220	$(4,644)	$(20,088)
* Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment and elimination of prior year COVID-19 related restrictions in China. It was partially offset by the negative impact of work stoppages initiated by certain labor unions in North America in 2023.
•The net impact of foreign currency exchange was primarily related to the Chinese Renminbi, Euro and Canadian Dollar.
Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2023	2022	Change	Volume / Mix*	Foreign Exchange	Cost (Increases)/Decreases**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
North America	$125,580	$70,819	$54,761	$89,441	$(19,736)	$(14,944)
Europe	25,258	(37,137)	62,395	64,711	(175)	(2,141)
Asia Pacific	26,429	1,556	24,873	9,888	(888)	15,873
South America	10,692	97	10,595	6,858	3,037	700
Total Automotive	187,959	35,335	152,624	170,898	(17,762)	(512)
Corporate, eliminations and other	(20,883)	2,533	(23,416)	251	(217)	(23,450)
Consolidated adjusted EBITDA	$167,076	$37,868	$129,208	$171,149	$(17,979)	$(23,962)
* Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
** Net of divestitures.
•Volume and mix, net of customer price adjustments including recoveries, was mainly driven by vehicle production volume increases due to the stabilization of the supply environment.
•The net impact of foreign currency exchange was primarily related to Mexican Peso and Brazilian Real.
•The Cost (Increases) / Decreases category above includes:
◦Commodity cost and inflationary economics;
◦Manufacturing and purchasing savings through lean initiatives; and
◦Increased compensation-related expenses.

Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
The sources to fund our ongoing working capital, capital expenditures, debt service and other funding requirements are a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. We utilize intercompany loans and equity contributions to fund our worldwide operations. There may be country-specific regulations which may restrict or result in increased costs in the repatriation of these funds. See Note 10. “Debt and Other Financing” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
We continue to actively preserve cash and enhance liquidity, including decreasing our capital expenditures as a percent of sales. We continuously monitor and forecast our liquidity situation in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including work stoppages and the continued impact of public health events, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, availability under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.
Cash Flows
Operating Activities. Net cash provided by operating activities was $117.3 million for the year ended December 31, 2023, compared to net cash used in operating activities of $36.2 million for the year ended December 31, 2022. The net change was primarily due to improved operating performance partially offset by changes in working capital balances, including the receipt of $54.3 million in cash payments from the United States Internal Revenue Service for tax refunds related to net operating loss carrybacks in the year ended December 31, 2022.
Investing Activities. Net cash used in investing activities was $65.0 million for the year ended December 31, 2023, compared to net cash used in investing activities of $17.9 million for the year ended December 31, 2022. The net change was primarily related to proceeds of $50.0 million related to the sale-leaseback of a certain European facility which were received in the year ended December 31, 2022, compared with net proceeds of $15.4 million related to our 2023 divestitures which were received in the year ended December 31, 2023. We expect capital expenditures in 2024 to be relatively consistent with 2023, primarily as part of initiatives to consistently lower overall capital spending. We anticipate that we will spend approximately $75 - $85 million on capital expenditures in 2024.
Financing Activities. Net cash used in financing activities totaled $81.1 million for the year ended December 31, 2023, compared to net cash provided by financing activities of $4.3 million for the year ended December 31, 2022. The change was primarily due to the impact of the Refinancing Transactions (as defined below).
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357.4 million aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357.4 million aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580.0 million aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the ABL Facility and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility (as defined below)

at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81.9 million during the year ended December 31, 2023. Additionally, the Company incurred total fees of $91.8 million associated with the Refinancing Transactions, of which $87.6 million were paid during the year ended December 31, 2023 and $4.2 million were paid during 2022. The fees paid during the year ended December 31, 2023 are reflected as a financing outflow in the consolidated statement of cash flows. Of the fees paid during the year ended December 31, 2023, $73.4 million was included in the loss on the refinancing and extinguishment of debt referenced above, $13.2 million is presented as a direct deduction from the principal balance in the consolidated balance sheet, and $1.0 million related to amending the ABL Facility is recorded in other long-term assets in the consolidated balance sheet.
New Notes
On the Settlement Date, the Issuer issued $580.0 million aggregate principal amount of First Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “First Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “First Lien Collateral Agent”).
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of December 31, 2023, the aggregate principal amount of the First Lien Notes of $596.0 million recognized in the consolidated balance sheet reflects the election that was made by the Company to pay 4.50% of the first three interest payments (June 2023, December 2023 and June 2024) as payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
As of December 31, 2023, the Company had $8.2 million of unamortized debt issuance costs and $0.3 million of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
On the Settlement Date, the Issuer issued $357.4 million aggregate principal amount of Third Lien Notes pursuant to an indenture, dated as of the Settlement Date (the “Third Lien Notes Indenture”), by and among the Issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Third Lien Collateral Agent”).
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien Notes. As of December 31, 2023, the aggregate principal amount of the Third Lien Notes of $386.7 million recognized in the consolidated balance sheet reflects the election that was made by the Company to fully pay the first two interest payments (June 2023 and December 2023) on the Third Lien Notes as payment-in-kind. The Company has elected to pay the third interest payment, due June 15, 2024, on the Third Lien Notes in cash. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of December 31, 2023, the Company had $5.1 million of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the consolidated balance sheet.
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

For additional information regarding the guarantees, covenants and events of default with respect to the New Notes, see Note 10. “Debt and Other Financing” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
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
The Company paid approximately $7.1 million of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of December 31, 2023 and December 31, 2022, the Company had $0.2 million and $2.7 million, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the consolidated balance sheets.
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

The aggregate revolving loan availability includes a $100.0 million letter of credit sub-facility and a $25.0 million swing line sub-facility. The ABL Facility also provides for an uncommitted $100.0 million incremental loan facility, for a potential total ABL Facility of $280.0 million (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of December 31, 2023 was $169.5 million and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7.1 million of outstanding letters of credit, the Company effectively had $162.4 million available for borrowing under its ABL Facility.
As of December 31, 2023 and December 31, 2022, there were no borrowings under the ABL Facility.
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
Debt Issuance Costs. As of December 31, 2023 and December 31, 2022, the Company had $0.9 million and $0.5 million, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the consolidated balance sheets.
For additional information regarding the guarantees, covenants and events of default with respect to the ABL Facility, see Note 10. “Debt and Other Financing” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
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

For a further description of the Term Loan Facility, see Note 10. “Debt and Other Financing” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell accounts receivable from certain European customers through a third-party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2023 and 2022, we had $47.9 million and $52.5 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2023 and 2022, total accounts receivable factored were $420.1 million and $355.3 million, respectively. Costs incurred on the sale of receivables were $2.2 million, $0.7 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. These amounts are recorded in other expense, net in the consolidated statements of operations. These are permitted transactions under the credit agreements governing the ABL Facility and the indentures governing the New Notes and the 2026 Senior Notes.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2023, we had approximately $98.7 million of repurchase authorization under the 2018 Program.
We did not make any repurchases under the 2018 Program during the years ended December 31, 2023, 2022 or 2021.
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
The following table summarizes the total amounts due in future periods under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations as of December 31, 2023:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations (a)	$1,134.1	$48.2	$42.6	$1,043.3	$—
Interest on debt obligations (b)	326.4	70.1	221.5	34.8	—
Operating lease obligations	119.4	24.1	33.9	20.6	40.8
Finance lease obligations	28.2	3.7	7.1	6.1	11.3
Total	$1,608.1	$146.1	$305.1	$1,104.8	$52.1
(a) Debt obligations include assumptions around interest paid in payment-in-kind as further described below.
(b) Assumes (i) the Third Lien Notes interest payment on June 15, 2024 will be paid in cash and the interest payment on December 15, 2024 will be paid in payment-in-kind and (ii) 4.50% of the interest on the First Lien Notes payable on June 15, 2024 and December 15, 2024 will be paid in payment-in-kind. Payment of interest on the Third Lien Notes and the First Lien Notes in payment-in-kind is at the Company’s discretion for the first four interest payments.
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies. As of December 31, 2023, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1.2 million.
We also have funding requirements with respect to our pension obligations. We expect to make cash contributions to our U.S. and foreign pension plans of approximately $10.0 million and $0.4 million, respectively, in 2024. The expected cash contributions to the Company’s U.S. pension plans primarily relates to the expected termination of a certain U.S. pension plan. Our minimum funding requirements after 2024 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. We do not prefund our postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.1 million in 2024.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $6.3 million as of December 31, 2023 have been excluded from the contractual obligations table above. See Note 15. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2023 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
Other Matters
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements, but Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Since being designated as an unrestricted subsidiary, Liveline had $0.6 million of net expenses in 2023. As of December 31, 2023, Liveline had less than $0.1 million of gross assets. Liveline will look to Cooper Standard for necessary funding until it is able to sustain itself through sales of its products and services.
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
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, New Notes, and 2026 Senior Notes;
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2023	2022	2021
	(Dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(201,985)	$(215,384)	$(322,835)
Income tax expense	8,933	17,291	39,392
Interest expense, net of interest income	130,077	78,514	72,511
Depreciation and amortization	109,931	122,476	139,008
EBITDA	$46,956	$2,897	$(71,924)
Restructuring charges	18,018	18,304	36,950
Deconsolidation of joint venture (1)	—	2,257	—
Impairment charges (2)	4,768	43,710	25,609
Gain on sale of businesses, net (3)	(586)	—	(696)
Gain on sale of fixed assets, net (4)	—	(33,391)	—
Lease termination costs (5)	—	—	748
Indirect tax adjustments (6)	—	1,409	—
Loss on refinancing and extinguishment of debt (7)	81,885	—	—
Pension settlement and curtailment charges (8)	16,035	2,682	1,279
Adjusted EBITDA	$167,076	$37,868	$(8,034)
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
(2)Non-cash impairment charges in 2023 related to certain assets in Europe and Asia Pacific. Non-cash impairment charges in 2022 related to operating performance and idle assets in certain locations in North America, Europe and Asia Pacific. Impairment charges in 2021 related to fixed assets and goodwill.
(3)Gain on sale of businesses related to divestitures in 2023. In 2021, the Company recorded subsequent adjustments to the net gain on sale of businesses, which related to the 2020 divestiture of our European rubber fluid transfer and specialty sealing businesses, as well as its Indian operations.
(4)In 2022, the Company recognized a gain on a sale-leaseback agreement on one of its European facilities.
(5)Lease termination costs no longer recorded as restructuring charges in accordance with ASC 842, Leases.
(6)Impact of indirect tax adjustments in 2022.
(7)Loss on refinancing and extinguishment of debt related to refinancing transactions in 2023.
(8)Non-cash net pension settlement and curtailment charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.
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
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases and operating expenses. As of December 31, 2023, the notional amount of these contracts was $207.1 million. As of December 31, 2023, the fair value of the Company’s forward foreign exchange contracts was an asset of $0.3 million. The potential fair value of the forward foreign exchange contracts from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2023	December 31, 2022
10% strengthening of U.S. Dollar	- $16.4 million	- $1.6 million
10% weakening of U.S. Dollar	+ $21.2 million	+ $21.4 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2023, net sales outside of the United States accounted for 78% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company historically used interest rate swap contracts to create fixed interest payments on variable rate debt instruments in order to manage exposure to fluctuations in interest rates. We did not enter into any interest rate swap contracts in 2023 or 2022. As of December 31, 2023, we did not have any outstanding debt at variable interest rates, and as of December 31, 2022, approximately 38.1% of our total debt was at variable interest rates.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years. We did not enter into any commodity derivative instruments in 2023 or 2022. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

Impairment of property, plant and equipment

Description of the Matter	As of December 31, 2023, the Company’s property, plant and equipment balance was $608 million. As discussed in Note 8 to the consolidated financial statements, during 2023 the Company estimated the fair value of property, plant and equipment at certain locations in Europe due to recent operating performance. The Company evaluated its property, plant and equipment in these locations for recoverability and concluded that certain machinery and equipment assets were impaired at one location and recognized a $2.4 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of these assets. The carrying value of the real property was below the estimated fair value for each of these locations.

Auditing the Company’s impairment measurement involved a high degree of judgment as estimates underlying the determination of fair value of the long-lived assets were based on assumptions affected by current market and economic conditions. The Company determined fair value of machinery and equipment using the estimated orderly liquidation value and fair value of real property using the estimated value-in-exchange value.
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
February 16, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Detroit, Michigan
February 16, 2024

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Sales	$2,815,879	$2,525,391	$2,330,191
Cost of products sold	2,525,103	2,395,600	2,242,963
Gross profit	290,776	129,791	87,228
Selling, administration & engineering expenses	215,741	199,455	227,110
Gain on sale of businesses, net	(586)	—	(696)
Gain on sale of fixed assets, net	—	(33,391)	—
Amortization of intangibles	6,804	6,715	7,347
Restructuring charges	18,018	18,304	36,950
Impairment charges	4,768	43,710	25,609
Operating profit (loss)	46,031	(105,002)	(209,092)
Interest expense, net of interest income	(130,077)	(78,514)	(72,511)
Equity in earnings (losses) of affiliates	3,281	(8,817)	(1,728)
Loss on refinancing and extinguishment of debt	(81,885)	—	—
Pension settlement and curtailment charges	(16,035)	(2,682)	(1,279)
Other expense, net	(15,698)	(5,485)	(4,842)
Loss before income taxes	(194,383)	(200,500)	(289,452)
Income tax expense	8,933	17,291	39,392
Net loss	(203,316)	(217,791)	(328,844)
Net loss attributable to noncontrolling interests	1,331	2,407	6,009
Net loss attributable to Cooper-Standard Holdings Inc.	$(201,985)	$(215,384)	$(322,835)

Loss per share:
Basic	$(11.64)	$(12.53)	$(18.94)
Diluted	$(11.64)	$(12.53)	$(18.94)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(203,316)	$(217,791)	$(328,844)
Other comprehensive (loss) income:
Currency translation adjustment	(214)	(18,856)	(2,290)
Benefit plan liabilities adjustment, net of tax	16,102	5,052	40,776
Fair value change of derivatives, net of tax	(8,163)	9,433	(1,892)
Other comprehensive income (loss), net of tax	7,725	(4,371)	36,594
Comprehensive loss	(195,591)	(222,162)	(292,250)
Comprehensive loss attributable to noncontrolling interests	1,913	1,991	6,127
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(193,678)	$(220,171)	$(286,123)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$154,801	$186,875
Accounts receivable, net	380,562	358,700
Tooling receivable, net	80,225	95,965
Inventories	146,846	157,756
Prepaid expenses	28,328	31,170
Income tax receivable and refundable credits	11,225	13,668
Value added tax receivable	69,684	44,402
Other current assets	28,915	57,113
Total current assets	900,586	945,649
Property, plant and equipment, net	608,431	642,860
Operating lease right-of-use assets, net	91,126	94,571
Goodwill	140,814	142,023
Intangible assets, net	40,568	47,641
Deferred tax assets	23,792	19,852
Other assets	66,982	70,933
Total assets	$1,872,299	$1,963,529

Liabilities and Equity
Current liabilities:
Debt payable within one year	$50,712	$54,130
Accounts payable	334,578	338,210
Payroll liabilities	132,422	99,029
Accrued liabilities	116,954	119,463
Current operating lease liabilities	18,577	20,786
Total current liabilities	653,243	631,618
Long-term debt	1,044,736	982,054
Pension benefits	100,578	98,481
Postretirement benefits other than pensions	28,940	31,014
Long-term operating lease liabilities	76,482	77,617
Deferred tax liabilities	5,208	7,052
Other liabilities	52,845	34,501
Total liabilities	1,962,032	1,862,337
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,263,288 shares issued and 17,197,479 outstanding as of December 31, 2023, and 19,173,838 shares issued and 17,108,029 outstanding as of December 31, 2022	17	17
Additional paid-in capital	512,164	507,498
Retained deficit	(391,816)	(189,831)
Accumulated other comprehensive loss	(201,665)	(209,971)
Total Cooper-Standard Holdings Inc. equity	(81,300)	107,713
Noncontrolling interests	(8,433)	(6,521)
Total equity	(89,733)	101,192
Total liabilities and equity	$1,872,299	$1,963,529
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2020	16,897,085	$17	$498,719	$350,270	$(241,896)	$607,110	$17,001	$624,111
Share-based compensation, net	94,894	—	5,778	—	—	5,778	—	5,778
Purchase of noncontrolling interest	—	—	—	(1,882)	—	(1,882)	(4,397)	(6,279)
Net loss for 2021	—	—	—	(322,835)	—	(322,835)	(6,009)	(328,844)
Other comprehensive income (loss)	—	—	—	—	36,712	36,712	(118)	36,594
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	116,050	—	3,001	—	—	3,001	—	3,001
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss for 2022	—	—	—	(215,384)	—	(215,384)	(2,407)	(217,791)
Other comprehensive (loss) income	—	—	—	—	(4,787)	(4,787)	416	(4,371)
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	89,450	—	4,666	—	—	4,666	—	4,666
Net loss for 2023	—	—	—	(201,985)	—	(201,985)	(1,331)	(203,316)
Other comprehensive income (loss)	—	—	—	—	8,306	8,306	(581)	7,725
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss	$(203,316)	$(217,791)	$(328,844)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	103,127	115,761	131,661
Amortization of intangibles	6,804	6,715	7,347
Gain on sale of businesses, net	(586)	—	(696)
Gain on sale of fixed assets, net	—	(33,391)	—
Impairment charges	4,768	43,710	25,609
Pension settlement and curtailment charges	16,035	2,682	1,279
Share-based compensation expense	7,718	3,259	5,574
Equity in (earnings) losses of affiliates, net of dividends related to earnings	(982)	12,450	4,872
Loss on refinancing and extinguishment of debt	81,885	—	—
Payment-in-kind interest	58,808	—	—
Deferred income taxes	(5,813)	5,653	35,756
Other	4,838	(10,887)	3,222
Changes in operating assets and liabilities:
Accounts and tooling receivable	(12,333)	(65,712)	52,677
Inventories	6,412	(2,221)	(18,527)
Prepaid expenses	2,924	(5,658)	2,951
Income tax receivable and refundable credits	2,603	68,251	2,221
Accounts payable	6,743	20,591	(25,501)
Payroll and accrued liabilities	16,924	46,177	(45,392)
Other	20,718	(25,739)	30,281
Net cash provided by (used in) operating activities	117,277	(36,150)	(115,510)
Investing activities:
Capital expenditures	(80,743)	(71,150)	(96,107)
Proceeds from sale of businesses, net of cash divested	15,351	—	—
Proceeds from sale of fixed assets	—	53,288	4,615
Other	424	(30)	230
Net cash used in investing activities	(64,968)	(17,892)	(91,262)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	924,299	—	—
Repayment and refinancing of long-term debt	(927,046)	—	—
Principal payments on long-term debt	(2,127)	(4,178)	(5,533)
(Decrease) increase in short-term debt, net	(1,234)	4,093	14,935
Debt issuance costs and other fees	(74,376)	(4,229)	—
Purchase of noncontrolling interest	—	—	(6,279)
Taxes withheld and paid on employees' share-based payment awards	(214)	(607)	(799)
Contribution from noncontrolling interests and other	(439)	655	885
Net cash (used in) provided by financing activities	(81,137)	(4,266)	3,209
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(918)	(13)	11,113
Changes in cash, cash equivalents and restricted cash	(29,746)	(58,321)	(192,450)
Cash, cash equivalents and restricted cash at beginning of period	192,807	251,128	443,578
Cash, cash equivalents and restricted cash at end of period	$163,061	$192,807	$251,128
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$154,801	$186,875	$248,010
Restricted cash included in other current assets	7,244	4,650	961
Restricted cash included in other assets	1,016	1,282	2,157
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$163,061	$192,807	$251,128
Supplemental disclosure:
Cash paid for interest	$78,699	$80,163	$73,221
Cash paid (received) for income taxes, net of refunds	10,301	(56,393)	6,741
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share and share amounts)

1. Description of Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing and fuel handling systems (consisting of fuel and brake delivery, and fluid transfer systems). The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of the types of fluid transfer systems that it manufactures. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 78 manufacturing locations and 50 design, engineering, administrative and logistics locations in 21 countries around the world.
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
Allowance for Credit Losses – An allowance for credit losses is established through charges to the provision for credit losses when it is probable that the outstanding receivable or reimbursable tooling will not be collected. The Company evaluates the adequacy of the allowance for credit losses on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for credit losses was $5,944 and $17,193 as of December 31, 2023 and 2022, respectively.

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

	December 31,
	2023	2022
Finished goods	$38,022	$39,202
Work in process	38,284	40,521
Raw materials and supplies	70,540	78,033
	$146,846	$157,756
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
Long-lived Assets – Property, plant and equipment are recorded at cost and depreciated using primarily the straight-line method over estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include customer relationships, supply agreements and land use rights, are amortized over estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that the assets may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on estimated salvage value, estimated orderly liquidation value or a value-in-exchange approach.
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $3,897 and $4,356 as of December 31, 2023 and 2022, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the accompanying consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2023 and 2022 was $80,225 and $95,965, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $16,007 and $17,233 as of December 31, 2023 and 2022, respectively.
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
In the fourth quarter of 2023 and 2022, the Company completed a quantitative goodwill impairment assessment, and after evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert quantitatively that the estimated fair value of the North America and Industrial Specialty Group reporting units remained in excess of their carrying values. See Note 9. “Goodwill and Intangible Assets” for additional information.
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
Research and Development – Engineering, research and development, and program management costs are charged to selling, administration and engineering expenses as incurred and totaled $84,112, $80,528 and $89,956 for the years ended December 31, 2023, 2022 and 2021, respectively.
Share-based Compensation – The Company measures share-based compensation expense at fair value and generally recognizes such expenses on a straight-line basis over the vesting period of the share-based employee awards. See Note 19. “Share-Based Compensation” for additional information.
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
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standards Updates (“ASU”) in 2023, which did not have a material impact on its consolidated financial statements:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Requires disclosure of significant segment
expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to
	reconcile to segment profit or loss, and the title and position of the entity’s CODM beginning with annual disclosures in 2024. The amendments in this update also require all annual segment disclosures to be included in interim periods beginning in 2025.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2024
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2025
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	Requires joint ventures to apply a new basis of accounting upon formation, and as a result, initially measure all assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance).	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2025
4. Divestitures and Deconsolidations
2023 Divestiture
In the second quarter of 2023, the Company signed a share purchase and assignment agreement to sell its European technical rubber products business. In the third quarter of 2023, the Company closed the transaction and received cash proceeds in the amount of $15,009. In the fourth quarter of 2023, the Company finalized computations of purchase price adjustments. Incremental proceeds of $665 resulting from final net purchase price adjustments were received in the first quarter of 2024.
Upon finalization of the sale, during the year ended December 31, 2023, the Company recorded a gain of $477, included in the consolidated statements of operations. The gain included the write off of goodwill of $1,300.
2023 Joint Venture Divestiture
Management approved a plan to sell the Company’s entire controlling equity interest of a joint venture in the Asia Pacific region, and the sale was completed in the third quarter of 2023. Upon meeting the criteria for held for sale classification, the Company recorded non-cash impairment charges of $787 to reduce the carrying value of the held for sale entity to fair value less costs to sell. Fair value, which is categorized within Level 3 of the fair value hierarchy, was determined using a market approach, estimated based on expected proceeds. The fair value less costs to sell were assessed each reporting period that the asset group remained classified as held for sale.
On completion of the sale, during the year ended December 31, 2023, the Company recorded a gain of $109. Both the non-cash impairment charges and gain on sale were included in the consolidated statements of operations.
2022 Joint Venture Deconsolidation
In the first quarter of 2022, a joint venture in the Asia Pacific region that was previously consolidated with a noncontrolling interest amended the governing document underlying the joint venture. The amendment to the agreement did not change the Company’s 51% ownership. However, as a result of the amendment and effective as of January 1, 2022, the joint venture was deconsolidated and accounted for as an investment under the equity method. The Company remeasured the retained investment using the income approach method and performed a discounted cash flow analysis of the projected free cash flows of the joint venture. As a result of the deconsolidation, during the year ended December 31, 2022, the Company recorded a loss of $2,257, included in other expense, net in the consolidated statements of operations.

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
Revenue by customer group for the year ended December 31, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,453,777	$623,038	$452,016	$125,621	$—	$2,654,452
Commercial	16,419	24,674	422	8	7,416	48,939
Other	15,904	544	3	—	96,037	112,488
Revenue	$1,486,100	$648,256	$452,441	$125,629	$103,453	$2,815,879
Revenue by customer group for the year ended December 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,309,786	$481,510	$441,841	$100,400	$—	$2,333,537
Commercial	15,518	21,862	1,283	20	6,620	45,303
Other	15,795	300	2	—	130,454	146,551
Revenue	$1,341,099	$503,672	$443,126	$100,420	$137,074	$2,525,391
Revenue by customer group for the year ended December 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Passenger and Light Duty	$1,119,736	$496,169	$455,445	$61,683	$—	$2,133,033
Commercial	14,092	21,417	2,855	30	5,165	43,559
Other	14,429	659	6	—	138,505	153,599
Revenue	$1,148,257	$518,245	$458,306	$61,713	$143,670	$2,330,191
Substantially all the Company’s revenues are generated from sealing and fluid handing (consisting of fuel and brake and fluid transfer) systems for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment
Fuel & Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by product line for the year ended December 31, 2023 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$551,346	$515,059	$287,580	$93,588	$—	$1,447,573
Fluid handling:
Fuel and brake delivery systems	495,993	116,511	91,178	24,703	—	728,385
Fluid transfer systems	438,761	16,686	73,683	7,338	—	536,468
Total fluid handling	934,754	133,197	164,861	32,041	—	1,264,853
Other	—	—	—	—	103,453	103,453
Revenue	$1,486,100	$648,256	$452,441	$125,629	$103,453	$2,815,879
Revenue by product line for the year ended December 31, 2022 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$516,391	$405,605	$281,848	$77,309	$—	$1,281,153
Fluid handling:
Fuel and brake delivery systems	432,606	85,400	96,744	15,796	—	630,546
Fluid transfer systems	392,102	12,667	64,534	7,315	—	476,618
Total fluid handling	824,708	98,067	161,278	23,111	—	1,107,164
Other	—	—	—	—	137,074	137,074
Revenue	$1,341,099	$503,672	$443,126	$100,420	$137,074	$2,525,391
Revenue by product line for the year ended December 31, 2021 was as follows:

	North America	Europe	Asia Pacific	South America	Corporate, Eliminations and Other	Consolidated
Sealing systems	$425,388	$406,677	$287,117	$46,748	$—	$1,165,930
Fluid handling:
Fuel and brake delivery systems	364,309	94,751	107,137	9,789	—	575,986
Fluid transfer systems	358,560	16,817	64,052	5,176	—	444,605
Total fluid handling	722,869	111,568	171,189	14,965	—	1,020,591
Other	—	—	—	—	143,670	143,670
Revenue	$1,148,257	$518,245	$458,306	$61,713	$143,670	$2,330,191
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the year ended December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. As of December 31, 2023 and 2022, there were no significant contract assets or liabilities recorded.
Other
The Company at times enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 were current liabilities of $10,164 and $9,325, respectively, and long-term liabilities of $4,293 and $5,899, respectively.
The Company provides assurance-type warranties to its customers. Such warranties provide customers with assurance that the related product will function as intended and complies with any agreed-upon specifications, and are recognized in cost of products sold.
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
Restructuring charges (reversals) by segment for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
North America	$5,415	$(96)	$5,710
Europe	10,924	12,969	27,986
Asia Pacific	1,372	4,695	2,013
South America	212	615	580
Total Automotive	$17,923	$18,183	$36,289
Corporate and other	95	121	661
Total	$18,018	$18,304	$36,950
Restructuring activity for all restructuring initiatives for the years ended December 31, 2023 and 2022 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2021	$20,957	$5,627	$26,584
Expense	12,648	5,656	18,304
Cash payments	(19,186)	(4,560)	(23,746)
Non-cash fixed asset impairments included in expense	—	(362)	(362)
Foreign exchange translation and other	(1,234)	22	(1,212)
Balance as of December 31, 2022	$13,185	$6,383	$19,568
Expense	13,946	4,072	18,018
Cash payments	(8,677)	(5,201)	(13,878)
Foreign exchange translation and other	506	79	585
Balance as of December 31, 2023	$18,960	$5,333	$24,293
Restructuring expense for the year ended December 31, 2023 primarily includes expenses incurred related to employee separation costs associated with workforce reduction initiatives to optimize the Company’s cost structure. Other exit costs for the year ended December 31, 2023 include expenses associated with the closure of certain plants in the Asia Pacific, Europe, and North American regions.

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
The components of lease expense were as follows:

	Year Ended December 31,
	2023	2022	2021
Operating lease expense	$28,128	$28,273	$31,912
Short-term lease expense	5,037	4,948	6,736
Variable lease expense	2,310	1,136	907
Finance lease expense:
Amortization of right-of-use assets	2,216	2,017	2,102
Interest on lease liabilities	1,292	1,316	1,444
Total lease expense	$38,983	$37,690	$43,101
The Company recorded sublease income of $1,213, $669 and $256 for the years ended December 31, 2023, 2022 and 2021 respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Other information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$28,432	$28,603	$33,402
Operating cash flows for finance leases	1,292	1,316	1,440
Financing cash flows for finance leases	2,247	1,958	2,133
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,653	14,326	25,010
Finance leases	540	595	644

Weighted Average Remaining Lease Term (in years)
Operating leases	7.3	7.1	7.5
Finance leases	7.9	8.7	9.7

Weighted Average Discount Rate
Operating leases	6.7%	6.1%	5.9%
Finance leases	6.0%	5.9%	5.8%
Future lease payments under non-cancellable leases as of December 31, 2023 were as follows:

Year	Operating Leases	Finance Leases
2024	$24,066	$3,739
2025	19,508	3,771
2026	14,401	3,309
2027	10,813	3,233
2028	9,856	2,822
Thereafter	40,795	11,301
Total future lease payments	$119,439	$28,175
Less: imputed interest	(24,380)	(5,932)
Total	$95,059	$22,243
Amounts recognized on the consolidated balance sheets as of December 31, 2023 and December 31, 2022 were as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease right-of-use assets, net	$91,126	$94,571
Current operating lease liabilities	18,577	20,786
Long-term operating lease liabilities	76,482	77,617

Finance Leases
Property, plant and equipment, net	21,239	22,942
Debt payable within one year	2,492	2,228
Long-term debt	19,751	21,537

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
As of December 31, 2023, the Company had additional leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $1,191. These leases will commence in 2024 with lease terms up to eight years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2023	2022	Useful Lives
Land and improvements	$43,950	$42,939	10 to 25 years
Buildings and improvements	270,890	262,694	10 to 40 years
Machinery and equipment	1,191,792	1,144,310	5 to 10 years
Construction in progress	71,706	76,048
	$1,578,338	$1,525,991
Accumulated depreciation	(969,907)	(883,131)
Property, plant and equipment, net	$608,431	$642,860
For the years ended December 31, 2023, 2022 and 2021, the Company recorded impairment charges of $2,348, $40,248 and $20,118, respectively, related to machinery and equipment due to operating performance in certain locations in North America, Europe, and Asia Pacific. The fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. The fair value of real estate assets were determined using a value-in-exchange approach and the fair value was higher than carrying value.
For the years ended December 31, 2023, 2022 and 2021, the Company also recorded impairment charges of $1,633, $3,462 and $3,326, respectively, due to idle assets in certain locations in North America, Europe, and Asia Pacific. The fair value was determined using estimated salvage value, which was deemed the highest and best use of the assets.
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
For the year ended December 31, 2021, the Company also recorded impairment charges of $1,775 related to a leased building. The fair value of owned buildings was determined using a value-in-exchange approach
A summary of these asset impairment charges is as follows:

	Year Ended December 31,
	2023	2022	2021
North America	$—	$11,140	$8,479
Europe	2,348	30,173	9,179
Asia Pacific	1,633	2,359	7,071
Total Automotive	3,981	43,672	24,729
Corporate and other	—	38	490
Total (a)	$3,981	$43,710	$25,219
(a) Excludes $787 of non-cash impairment charges for the year ended December 31, 2023 associated with a joint venture in the Asia Pacific region as disclosed in Note 4. “Divestitures and Deconsolidations”, and $390 of goodwill impairment for the year ended December 31, 2021 as disclosed in Note 9. “Goodwill and Intangible Assets”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2023 and 2022 were as follows:

	North America	Industrial Specialty Group	Total
Balance as of December 31, 2021	$128,246	$14,036	$142,282
Foreign exchange translation	(259)	—	(259)
Balance as of December 31, 2022	$127,987	$14,036	$142,023
Divestiture	—	(1,300)	(1,300)
Foreign exchange translation	91	—	91
Balance as of December 31, 2023	$128,078	$12,736	$140,814
The Company performed its annual impairment analysis of goodwill during the fourth quarters of 2023, 2022 and 2021. The fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference. The annual impairment analysis resulted in no impairment for 2023 and 2022. The Company's annual goodwill impairment analysis for 2021 resulted in an impairment for the Europe reporting unit of $390 for goodwill recorded during 2021 as a result of purchasing a supplier in its Europe reporting unit for an immaterial purchase consideration. The annual impairment analysis for 2021 resulted in no impairment for the North America and Industrial Specialty Group reporting units.
The write off of goodwill of $1,300 during the year ended December 31, 2023 is related to the sale of the European technical rubber products business. Refer to Note. 4 “Divestitures and Deconsolidations” for additional information.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of December 31, 2023 and 2022 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,403	$(133,698)	$18,705
Other	38,090	(16,227)	21,863
Balance as of December 31, 2023	$190,493	$(149,925)	$40,568

Customer relationships	$152,578	$(129,317)	$23,261
Other	38,479	(14,099)	24,380
Balance as of December 31, 2022	$191,057	$(143,416)	$47,641
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2024	$6,899
2025	6,458
2026	4,684
2027	4,695
2028	4,035

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
10. Debt and Other Financing
A summary of outstanding debt as of December 31, 2023 and 2022 was as follows:

	December 31,
	2023	2022
First Lien Notes	$595,966	$—
Third Lien Notes	386,681	—
2026 Senior Notes	42,338	397,259
2024 Senior Secured Notes	—	244,471
Term Loan	—	318,787
Finance leases	22,243	23,765
Other borrowings	48,220	51,902
Total debt	1,095,448	1,036,184
Less: current portion	(50,712)	(54,130)
Total long-term debt	$1,044,736	$982,054
The principal maturities of debt, at nominal value, as of December 31, 2023 are as follows:

Year	Debt and Finance Lease Obligations*
2024	$51,959
2025	3,771
2026	45,863
2027	1,046,546
2028	2,822
Thereafter	11,301
Total	$1,162,262
* Inclusive of imputed interest on finance leases as well as future payment-in-kind assumptions as described below.
The weighted average interest rate of our debt payable within one year was 3.7% as of December 31, 2023 and 4.1% as of December 31, 2022.
Refinancing Transactions
On January 27, 2023 (the “Settlement Date”), the Company, Cooper-Standard Automotive Inc. (the “Issuer”), a wholly-owned subsidiary of the Company, and certain other of the Company’s direct and indirect subsidiaries completed certain refinancing transactions (the “Refinancing Transactions”) consisting of: (i) the exchange (the “Exchange Offer”) of $357,446 aggregate principal amount of the Issuer’s then existing 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) (representing 89.36% of the aggregate principal amount outstanding of the 2026 Senior Notes) for $357,446 aggregate principal amount of the Issuer’s newly issued 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”), (ii) the issuance by the Issuer (the “Concurrent Notes Offering”) of $580,000 aggregate principal amount of 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes” and, together with the Third Lien Notes, the “New Notes”) to holders of 2026 Senior Notes or their designees who participated in the Exchange Offer, including to certain backstop commitment parties who committed to purchase the First Lien Notes not otherwise subscribed for, (iii) the related consent solicitation (the “Consent Solicitation”) to remove substantially all of the covenants, certain events of default and certain other provisions contained in the 2026 Senior Notes and the indenture governing the 2026 Senior Notes and to release and discharge the guarantee of the 2026 Senior Notes by the Company, (iv) the effectiveness of the Third Amendment (as defined below) to the senior asset-based revolving credit facility (“ABL Facility”) and (v) the use of proceeds from the Concurrent Notes Offering, together with cash on hand, to prepay all amounts outstanding under the Term Loan Facility at par, plus any accrued and unpaid interest thereon, to redeem the Issuer’s existing 2024 Senior Secured Notes (as defined below), including the prepayment premium and any accrued and unpaid interest thereon, and to pay fees and expenses related to the Refinancing Transactions. As a result of the Refinancing Transactions, the Issuer extended the maturities of its indebtedness and reduced the amount of cash interest it is required to pay on such indebtedness for the next two years. The Company recognized a loss on the refinancing and extinguishment of debt of $81,885 during the year ended December 31, 2023. Additionally, the Company incurred total fees of $91,800 associated with the Refinancing Transactions, of which $87,571 were paid during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
year ended December 31, 2023 and $4,229 were paid during 2022. The fees paid during the year ended December 31, 2023 are reflected as a financing outflow in the consolidated statement of cash flows. Of the fees paid during the year ended December 31, 2023, $73,384 was included in the loss on the refinancing and extinguishment of debt referenced above, $13,187 is presented as a direct deduction from the principal balance in the consolidated balance sheet, and $1,000 related to amending the ABL Facility is recorded in other long-term assets in the consolidated balance sheet.
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
The First Lien Notes will mature on March 31, 2027. The First Lien Notes bear interest at the rate of 13.50% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to pay up to 4.50% of such interest on the First Lien Notes, in such amount as specified by the Issuer, by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances as described in the First Lien Notes Indenture, by issuing additional First Lien Notes. As of December 31, 2023, the aggregate principal amount of the First Lien Notes of $595,966 recognized in the consolidated balance sheet reflects the election that was made by the Company to pay 4.50% of the first three interest payments (June 2023, December 2023 and June 2024) as payment-in-kind. Interest on the First Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
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
As of December 31, 2023, the Company had $8,184 of unamortized debt issuance costs and $337 of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the consolidated balance sheet. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
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
The Third Lien Notes will mature on May 15, 2027. The Third Lien Notes bear interest at the rate of 5.625% per annum, payable in cash; provided, however, that for the first four interest periods after the Settlement Date, the Issuer has the option, in its sole discretion, to instead pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances as described the Third Lien Notes Indenture, by issuing additional Third Lien

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Notes. As of December 31, 2023, the aggregate principal amount of the Third Lien Notes of $386,681 recognized in the consolidated balance sheet reflects the election that was made by the Company to fully pay the first two interest payments (June 2023 and December 2023) on the Third Lien Notes as payment-in-kind. The Company has elected to pay the third interest payment, due June 15, 2024, on the Third Lien Notes in cash. Interest on the Third Lien Notes is payable semi-annually in arrears on June 15 and December 15 of each year, and commenced on June 15, 2023.
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
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of December 31, 2023, the Company had $5,087 of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the consolidated balance sheet.
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
The Company paid approximately $7,055 of debt issuance costs in connection with the issuance of the 2026 Senior Notes. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of December 31, 2023 and 2022, the Company had $216 and $2,741, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the consolidated balance sheets.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of December 31, 2023 was $169,543 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7,110 of outstanding letters of credit, the Company effectively had $162,433 available for borrowing under its ABL Facility.
As of December 31, 2023 and December 31, 2022, there were no borrowings under the ABL Facility.
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
Covenants; Events of Default. The ABL Facility includes affirmative and negative covenants that will impose substantial restrictions on the Company’s financial and business operations, including its ability to incur and secure debt, make investments, sell assets, pay dividends or make acquisitions. The ABL Facility also includes a requirement to maintain a monthly fixed charge coverage ratio of no less than 1.0 to 1.0 when availability under the ABL Facility is less than specified levels. As of December 31, 2023, availability under the ABL Facility was at a level that did not trigger this requirement. The ABL Facility also contains various events of default that are customary for comparable facilities.
Debt Issuance Costs. As of December 31, 2023 and 2022, the Company had $862 and $535, respectively, of unamortized debt issuance costs related to the ABL Facility.
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
Maturity. The Term Loan Facility would have matured on November 2, 2023.
Voluntary Prepayment. In connection with the Refinancing Transactions, Cooper-Standard Automotive Inc. repaid the Term Loan Facility in full on the Settlement Date and the Term Loan Facility was terminated.
Debt Issuance Costs. As of December 31, 2022, the Company had $494 of unamortized debt issuance costs and $319 of unamortized original issue discount related to the Term Loan Facility. Both the debt issuance costs and the original issue discount were amortized into interest expense over the term of the Term Loan Facility.
Debt Covenants
The Company was in compliance with all applicable covenants of the New Notes, the 2026 Senior Notes, and ABL Facility as of December 31, 2023.
Other Financing
Finance leases and other. Other borrowings as of December 31, 2023 and 2022 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the consolidated balance sheets.
Receivables factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the New Notes and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €70 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires on December 31, 2026.
Costs incurred on the sale of receivables are recorded in other expense, net in the consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the consolidated balance sheets. Amounts outstanding under receivable transfer agreements entered into by various locations as of the period end were as follows:

	December 31, 2023	December 31, 2022
Off-balance sheet arrangements	$47,903	$52,491
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2023	2022
Accounts receivable factored	$420,119	$355,295

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2023	2022	2021
Costs	$2,226	$710	$528
As of December 31, 2023 and 2022, cash collections on behalf of the Factor that had yet to be remitted were $6,466 and $3,772, respectively, and are reflected in other current assets as restricted cash in the consolidated balance sheets.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2023 and 2022, was as follows:

	December 31, 2023	December 31, 2022	Input
Forward foreign exchange contracts - other current assets	$1,285	$8,643	Level 2
Forward foreign exchange contracts - accrued liabilities	$(998)	$—	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For additional information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, Note 4. “Divestitures and Deconsolidations”, Note 8. “Property, Plant and Equipment”, and Note 9. “Goodwill and Intangible Assets”.
Items Not Carried at Fair Value
Fair values of the Company’s New Notes, 2026 Senior Notes, 2024 Senior Secured Notes, and Term Loan Facility were as follows:

	December 31, 2023	December 31, 2022
Aggregate fair value	$984,448	$744,010
Aggregate carrying value (1)	$1,038,808	$969,600
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the consolidated balance sheet, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
in the consolidated statements of operations. Cash flows from derivatives used to manage foreign exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of December 31, 2023 and 2022, the notional amount of these contracts was $207,131 and $135,285, respectively, and consisted of hedges of transactions up to December 2024.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain Recognized in OCI
	Year Ended December 31,
	2023	2022
Forward foreign exchange contracts	$10,202	$11,808
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Year Ended December 31,
	2023	2022
Forward foreign exchange contracts	$18,550	$2,287
12. Pension
The Company maintains defined benefit pension plans covering certain employees located in the United States as well as certain international locations. The majority of these plans are frozen, and all are closed to new employees. Benefits generally are based on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute.
Pension Plan Termination
On October 11, 2022, the Company’s Board of Directors (the “Board”) approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The termination of the U.S. Pension Plan is expected to be completed during the year ended December 31, 2024. As part of the termination process, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible plan participants and the purchase of a group annuity contract, under which future benefit obligations and administration will be transferred to a third-party insurance company. Such settlements are being funded primarily from plan assets. In the fourth quarter of 2023, the Company paid $48,553 of lump sum payments to eligible participants from plan assets, resulting in a settlement loss of $16,285 during the year ended December 31, 2023. Ultimate settlement of the remaining benefit obligations is dependent upon market conditions at the time of settlement. The Company recognized a curtailment loss of $3,092 during the year ended December 31, 2022 associated with the planned termination of the U.S. Pension Plan, primarily due to prior service cost resulting from a 2022 plan amendment impacting the benefits of certain participants in the U.S. Pension Plan. The U.S. Pension Plan was underfunded by $3,948 as of December 31, 2023 and underfunded by $5,759 as of December 31, 2022 under U.S. generally accepted accounting principles.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pension Plan Funded Status Reconciliation
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$212,688	$116,653	$257,108	$164,957
Service cost	—	2,161	771	2,755
Interest cost	9,254	5,198	7,062	2,782
Net actuarial (gain) loss	(112)	5,876	(41,026)	(34,354)
Benefits paid	(11,464)	(5,633)	(14,283)	(5,535)
Foreign exchange translation	—	4,417	—	(10,012)
Settlements	(48,553)	(1,935)	—	(1,760)
Plan amendments	—	—	3,056	—
Other	—	58	—	(2,180)
Projected benefit obligations at end of period	$161,813	$126,795	$212,688	$116,653

Change in plan assets:
Fair value of plan assets at beginning of period	$196,434	$32,811	$273,448	$48,047
Actual return on plan assets	10,004	3,013	(63,769)	(9,774)
Employer contributions	1,036	5,523	1,038	4,970
Benefits paid	(11,464)	(5,633)	(14,283)	(5,535)
Foreign exchange translation	—	771	—	(3,138)
Settlements	(48,553)	(1,935)	—	(1,759)
Fair value of plan assets at end of period	$147,457	$34,550	$196,434	$32,811

Funded status of the plans	$(14,356)	$(92,245)	$(16,254)	$(83,842)

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$—	$3,039	$—	$3,239
Accrued liabilities	(4,958)	(4,104)	(1,005)	(3,849)
Pension benefits (long term)	(9,398)	(91,180)	(15,249)	(83,232)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost (income) as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$(11)	$—	$(31)
Actuarial losses	(53,684)	(11,714)	(74,744)	(6,910)
The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligations or ii) the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The accumulated benefit obligations for all domestic and international defined benefit pension plans was $161,813 and $118,760 as of December 31, 2023 and $212,688 and $112,963 as of December 31, 2022, respectively. As of December 31, 2023, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligations of $19,422 by $3,039.
The components of net periodic benefit cost (income) for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$2,161	$771	$2,755	$891	$3,345
Interest cost	9,254	5,198	7,062	2,782	6,516	2,558
Expected return on plan assets	(8,451)	(1,230)	(9,293)	(949)	(14,257)	(1,320)
Amortization of prior service cost and actuarial loss	3,110	24	886	1,574	1,670	2,635
Settlement loss (gain)	16,285	(248)	—	(410)	—	1,279
Curtailment loss	—	—	3,092	—	—	—
Other	—	—	—	—	—	118
Net periodic benefit cost (income)	$20,198	$5,905	$2,518	$5,752	$(5,180)	$8,615
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.70%	4.00%	4.55%	4.45%
Rate of compensation increase	N/A	3.20%	N/A	1.58%
Cash balance interest credit rate	2.41%	N/A	2.41%	N/A
Weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	4.55%	4.45%	2.84%	2.39%	2.48%	1.63%
Expected return on plan assets	4.50%	3.84%	3.50%	2.15%	5.50%	2.48%
Rate of compensation increase	N/A	3.01%	N/A	2.39%	N/A	1.99%
To develop the expected return on plan assets assumption, the Company considered the historical returns and the future expected returns for each asset class, as well as the target asset allocation of the pension portfolio. As the U.S. plans are frozen, the rate of compensation increase was not applicable in determining net periodic benefit cost (income).
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 11. “Fair Value Measurements and Financial Instruments”) as of December 31, 2023 and 2022 was as follows:

December 31, 2023	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$—	$7,167	$—	$7,167
Bond funds	—	25,236	—	25,236
Bond funds measured at net asset value	—	—	123,366	123,366
Real estate measured at net asset value	—	—	8,121	8,121
Cash and cash equivalents	18,117	—	—	18,117
Total	$18,117	$32,403	$131,487	$182,007

December 31, 2022	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$5,661	$7,418	$—	$13,079
Equity funds measured at net asset value	—	—	5,638	5,638
Bond funds	—	25,098	—	25,098
Bond funds measured at net asset value	—	—	173,092	173,092
Real estate measured at net asset value	—	—	10,331	10,331
Cash and cash equivalents	2,007	—	—	2,007
Total	$7,668	$32,516	$189,061	$229,245
(1) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the years ended December 31, 2023 and December 31, 2022.
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2024	$154,179	$6,144	$160,323
2025	1,016	6,381	7,397
2026	996	6,521	7,517
2027	974	7,345	8,319
2028	950	8,414	9,364
2029 - 2033	4,315	49,837	54,152
As previously noted, as part of the planned termination of the U.S. Pension Plan, the Company expects to settle benefit obligations under the U.S. Pension Plan through a combination of lump sum payments to eligible participants and the purchase of a group annuity contract. Lump sum payments to eligible participants were made during 2023, while expected payments associated with the group annuity purchase are reflected in the table above during the year 2024.
Contributions
The Company estimates it will make minimum funding cash contributions of approximately $9,955 to its U.S. pension plans and minimum funding cash contributions of approximately $357 to its non-U.S. pension plans in 2024. The expected cash contributions to the Company’s U.S. pension plans primarily relates to the expected plan termination as described above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $13,919, $12,015 and $12,809 for the years ended December 31, 2023, 2022 and 2021, respectively.
13. Postretirement Benefits Other Than Pensions
The Company provides certain retiree health care and life insurance benefits covering certain U.S. salaried and hourly employees and employees in Canada. Employees are generally eligible for benefits upon retirement and completion of a specified number of years of creditable service. The Company’s policy is to fund the cost of these postretirement benefits as these benefits become payable.
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligations:
Benefit obligations at beginning of year	$15,812	$15,473	$21,211	$22,476
Service cost	52	150	89	216
Interest cost	821	788	561	628
Net actuarial (gain) loss	(3,759)	1,230	(4,924)	(5,663)
Benefits paid	(1,163)	(748)	(1,125)	(722)
Other	—	107	—	14
Foreign currency exchange rate effect	—	408	—	(1,476)
Benefit obligations at end of year	$11,763	$17,408	$15,812	$15,473

Funded status of the plan	$(11,763)	$(17,408)	$(15,812)	$(15,473)

Net amount recognized as of December 31	$(11,763)	$(17,408)	$(15,812)	$(15,473)

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,264)	$(761)	$(1,452)	$(709)
Postretirement benefits other than pension (long term)	(10,499)	(16,647)	(14,360)	(14,764)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost (income) as of December 31, 2023 and 2022 were as follows:

	December 31, 2023		December 31, 2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$(122)	$—	$(14)
Actuarial gains	16,008	1,041	14,686	2,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The components of net periodic benefit (income) cost for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$52	$150	$89	$216	$105	$357
Interest cost	821	788	561	628	531	701
Amortization of prior service credit and actuarial (gain) loss	(2,437)	(85)	(1,577)	157	(1,396)	752
Net periodic benefit (income) cost	$(1,564)	$853	$(927)	$1,001	$(760)	$1,810
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2023 and 2022 were as follows:

	2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.10%	4.65%	5.45%	5.20%
Weighted average assumptions used to determine net periodic benefit cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	2023		2022		2021
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.45%	5.20%	2.75%	3.05%	2.35%	2.65%
The assumed health care cost trend rates used to measure the postretirement benefit obligations as of December 31, 2023 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	6.50%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	N/A
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2024	$1,296	$778	$2,074
2025	1,261	790	2,051
2026	1,218	811	2,029
2027	1,156	827	1,983
2028	1,114	850	1,964
2029 - 2033	4,646	4,782	9,428
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $1,794 and $1,890 as of December 31, 2023 and 2022, respectively, for termination indemnity plans in Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
14. Other Expense, Net
The components of other expense, net were as follows:

	Year Ended December 31,
	2023	2022	2021
Deconsolidation of joint venture (1)	$—	$(2,257)	$—
Foreign currency losses	(7,300)	(1,131)	(6,887)
Components of net periodic benefit cost other than service cost	(6,992)	(1,831)	1,610
Factoring costs	(2,226)	(710)	(528)
Miscellaneous income	820	444	963
Other expense, net	$(15,698)	$(5,485)	$(4,842)
(1)     Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
15. Income Taxes
Components of the Company’s loss before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(249,582)	$(154,779)	$(142,883)
Foreign	55,199	(45,721)	(146,569)
Total	$(194,383)	$(200,500)	$(289,452)
The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$848	$(2,280)	$5,158
State	41	154	68
Foreign	13,857	13,764	(1,590)

Deferred:
Federal	(123)	74	12,217
State	(13)	106	(484)
Foreign	(5,677)	5,473	24,023
Total	$8,933	$17,291	$39,392

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at U.S. statutory rate	$(40,820)	$(42,105)	$(60,785)
State and local taxes	(4,122)	(2,700)	(3,276)
Tax credits and incentives	(8,137)	(8,413)	(7,634)
Changes in tax law, other	(433)	(17)	(361)
U.S. tax reform/Global Intangible Low-Taxed Income ("GILTI")/foreign derived intangible income	10,923	1,382	—
Effect of foreign tax rates	(474)	(1,614)	(13,525)
Nonrecurring permanent items	—	(2,189)	(3,710)
Foreign branch	486	279	1,641
Stock compensation (ASU 2016-09)	1,212	1,258	1,257
Non-deductible expenses	6,367	7,192	6,618
Tax reserves/audit settlements	9	3,854	(5,043)
Valuation allowance	47,293	65,559	124,228
Other, net	(3,371)	(5,195)	(18)
Income tax expense	$8,933	$17,291	$39,392
Effective income tax rate	(4.6)%	(8.6)%	(13.6)%
For the year ended December 31, 2022, the Company received $54,273 in cash payments from the United States Internal Revenue Service (“IRS”) for tax refunds related to net operating loss carrybacks.
On August 16, 2022, the U.S. enacted the Inflation Reduction Action of 2022, which, among other things, implements a 15% minimum tax on financial statement income of certain large corporations, a 1% excise tax on net stock repurchases and several tax incentives to promote clean energy. The provisions were effective in the first quarter of 2023 and did not have a significant impact on the Company’s consolidated financial statements.
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
Nonrecurring permanent item in 2022 relates to a withholding tax refund related to prior periods. In 2021, the nonrecurring permanent item relates to an intercompany legal entity sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Pension, postretirement and other benefits	$43,627	$40,060
Capitalized expenditures	42,293	31,746
Net operating loss and tax credit carryforwards	282,373	279,755
Operating lease liabilities	22,978	24,059
Interest expense carryforwards	54,442	28,610
All other items	50,740	37,392
Total deferred tax assets	496,453	441,622
Deferred tax liabilities:
Property, plant and equipment	(4,764)	(9,896)
Operating lease right-of-use assets	(22,018)	(23,106)
All other items	(12,360)	(11,028)
Total deferred tax liabilities	(39,142)	(44,030)
Valuation allowances	(438,727)	(384,792)
Net deferred tax assets	$18,584	$12,800
As of December 31, 2023, the Company’s U.S. and foreign subsidiaries, primarily in France, Brazil, Italy and Germany, had operating loss carryforwards aggregating $664,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, Czech Republic and Korea had operating loss carryforwards aggregating $322,000, with expiration dates beginning in 2024. The Company has research tax credit carryforwards and foreign tax credit carryforwards totaling $50,000 in the U.S. with expiration dates beginning in 2029. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $12,000 with expiration dates beginning in 2024.
As of December 31, 2023, the Company has consolidated deferred tax assets of $496,453 with valuation allowances of $438,727 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and certain foreign jurisdictions. The Company’s valuation allowance increased in 2023 primarily from current year losses generated in the U.S. and certain foreign jurisdictions. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. In the future, provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2023, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are considered permanently reinvested or could be remitted with no tax implications.
As of December 31, 2023, the Company had $6,296 ($6,475 including interest and penalties) of total unrecognized tax benefits, of which $3,777 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2023	2022
Balance at beginning of period	$5,930	$3,571
Tax positions related to the current period
Gross additions	332	336
Tax positions related to prior years
Gross additions	92	2,692
Gross reductions	—	(669)
Settlements	(58)	—
Balance at end of period	$6,296	$5,930
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of our 2015 and 2016 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on our 2015 and 2016 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). A similar NOPA has been issued for 2017 and 2018 as well. The Company believes the proposed adjustment is without merit and are in the the process of contesting the matter. During 2023, the Company had an opening conference with the IRS’s administrative appeals office and the Company is in continuing discussion on the issue. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its consolidated financial statements as of and for the year ended December 31, 2023. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through 2023 is less than $10 million. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2015. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2018.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the completion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $3,141, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has liabilities of $179 and $170 recorded as of December 31, 2023 and 2022, respectively, for tax related interest and penalties on its consolidated balance sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Year Ended December 31,
	2023	2022	2021
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(201,985)	$(215,384)	$(322,835)

Basic weighted average shares of common stock outstanding	17,355,392	17,190,958	17,045,353
Dilutive effect of common stock equivalents	—	—	—
Diluted weighted average shares of common stock outstanding	17,355,392	17,190,958	17,045,353

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(11.64)	$(12.53)	$(18.94)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(11.64)	$(12.53)	$(18.94)
Approximately 91,000, 24,000, and 166,000 securities were excluded from the calculation of diluted net loss per share for the years ended December 31, 2023, 2022 and 2021, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.
17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Cumulative currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2021	$(138,751)		$(65,303)		$(1,130)		$(205,184)
Other comprehensive (loss) income before reclassifications	(18,978)	(1)	4,419	(2)	11,029	(3)	(3,530)
Amounts reclassified from accumulated other comprehensive (loss) income	(294)		633	(4)	(1,596)	(5)	(1,257)
Balance as of December 31, 2022	(158,023)		(60,251)		8,303		(209,971)
Other comprehensive (loss) income before reclassifications	(2,602)	(1)	(542)	(2)	10,387	(3)	7,243
Amounts reclassified from accumulated other comprehensive income (loss)	2,969	(7)	16,644	(6)	(18,550)		1,063
Balance as of December 31, 2023	$(157,656)		$(44,149)		$140		$(201,665)
(1)Includes $2,000 and $(15,619) of other comprehensive income (loss) for the years ended December 31, 2023 and 2022, respectively, that are related to intra-entity foreign currency balances that are of a long-term investment nature.
(2)Net of tax expense of $105 and $250 for the years ended December 31, 2023 and 2022, respectively.
(3)Net of tax (benefit) expense of $(185) and $779 for the years ended December 31, 2023 and 2022, respectively.
(4)Includes the effect of the amortization of actuarial losses of $862, net settlement gains of $(416), and the amortization of prior service costs of $190, net of tax of $3.
(5)Net of tax expense of $691.
(6)Includes the effect of the amortization of actuarial losses of $586, net settlement losses of $16,035, and the amortization of prior service costs of $25, net of tax of $2.
(7)Net accumulated currency translation adjustment losses reclassified to net income related to the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region.
18. Equity
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
On November 7, 2022, in connection with the adoption of the Shareholder Rights Plan, the Company filed a Certificate of Designation of Series A Junior Participating Preferred Stock of Cooper-Standard Holdings Inc. (the “Certificate of Designation”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware, designating 2,000,000 shares of preferred stock as Series A Preferred Stock. As of December 31, 2023, no shares of Series A Preferred Stock were issued or outstanding.
Common Stock
The Company is authorized to issue up to 190,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 2023, 19,263,288 shares of its Common Stock were issued, and 17,197,479 shares were outstanding.
Holders of shares of Common Stock are entitled to one vote for each share on each matter on which holders of Common Stock are entitled to vote. Holders of Common Stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Board out of assets or funds legally available therefore. The ABL Facility, the New Notes, and the 2026 Senior Notes each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the Common Stock, subject to certain exceptions.
In the event of the liquidation, dissolution or winding up of the Company, holders of Common Stock are entitled to share ratably in the Company assets, if any, remaining after the payment of all the Company’s debts and liabilities.
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2023, the Company had approximately $98,720 of repurchase authorization under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the years ended December 31, 2023, 2022, or 2021.
19. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis. There are 1,661,639 shares of common stock authorized for awards granted under the current plan. Under previous plans, a total of 5,873,103 shares

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
were authorized for awards. The plans provide for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units (“RSUs”), performance-vested restricted stock units (“PUs”), incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.
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
Share-based compensation expense (income) was as follows:

	Year Ended December 31,
	2023	2022	2021
PUs	$3,755	$248	$(916)
RSUs	3,272	1,738	4,201
Stock options	691	1,273	2,289
Total	$7,718	$3,259	$5,574
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10-year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2023 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2023	785,844	$59.41
Forfeited	(2,629)	$37.28
Expired	(99,271)	$55.23
Outstanding as of December 31, 2023	683,944	$58.16	3.6	$—
Exercisable as of December 31, 2023	645,572	$59.51	3.4	$—
There were no stock options granted during the years ended December 31, 2023 and 2022. The weighted-average grant date fair value of stock options granted during the year ended December 31, 2021 was $16.46. The total intrinsic value of stock options exercised during the year ended December 31, 2021 was $142. There were no stock options exercised during the years ended December 31, 2023 or 2022.
As of December 31, 2023, unrecognized compensation expense for stock options amounted to $110. Such cost is expected to be recognized over a weighted average period of approximately 0.3 years.
The fair value of the stock options was estimated at the date of the grant using the Black-Scholes option pricing model. Expected volatility was based on the historical volatility of the Company’s common stock. The expected stock option life was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury zero-coupon issues with a term equal to the expected stock option life on the date the stock options were granted. The fair value of each stock option was estimated using the following assumptions:

2021
Expected volatility	48.65% - 50.50%
Dividend yield	0.00%
Expected option life - years	6.0
Risk-free rate	0.6% - 0.9%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and restricted stock units is determined based on the closing price of the common stock on the date of grant. The restricted stock and restricted stock units vest over one or three years.
Restricted stock and restricted stock units transactions and related information for the year ended December 31, 2023 was as follows:

	Restricted Stock and Restricted Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2023	389,036	$11.98
Granted	308,612	$16.11
Vested	(260,790)	$6.30
Forfeited	(27,624)	$19.40
Non-vested as of December 31, 2023	409,234	$23.06
The weighted-average grant date fair value of restricted stock and restricted stock units granted during the years ended December 31, 2023, 2022 and 2021 was $16.11, $9.46 and $32.38, respectively. The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2023, 2022 and 2021 was $1,642, $9,153 and $9,299, respectively.
As of December 31, 2023, unrecognized compensation expense for restricted stock and restricted stock units amounted to $3,855. Such cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
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
A summary of activity for performance-vested restricted stock units transactions and related information for the year ended December 31, 2023 was as follows:

	Stock Settled Performance Units	Cash Settled Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2023	195,657	83,816	$18.50
Granted	—	324,604	$19.54
Vested at 0% payout	(64,099)	(83,816)	$22.50
Forfeited	(10,434)	(27,468)	$15.88
Non-vested as of December 31, 2023	121,124	297,136	$15.69
The weighted-average grant date fair value of performance units granted during the years ended December 31, 2023, 2022 and 2021 was $19.54, $9.41 and $39.70, respectively. The total fair value of PUs vested during the years ended December 31, 2023, 2022 and 2021 was $3,328, $10,578, and $4,864, respectively. Actual payout of units vested was 0% and no cash was paid to settle PUs during the years ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, unrecognized compensation expense for the PUs granted in 2023 and 2022 was $3,672 and $1,118, respectively. Such cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

	2023	2022
Expected volatility	100.42%	88.24%
Dividend yield	0.00%	0.00%
Risk-free rate	4.60%	1.71%
20. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2023, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2023 and 2022, the Company had $11,354 and $10,817, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheet on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
Brazil Indirect Tax Claim
In 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government. As a result of the favorable decision, the Company recorded pre-tax recoveries of $8,000 in the South America segment and in cost of products sold for the year ended December 31, 2019. As of December 31, 2023, the Company had $640 of pre-tax recoveries remaining. Timing on realization of these remaining recoveries is dependent upon generation of federal tax liabilities eligible for offset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
21. Business Segments
For the periods presented herein, the Company’s automotive business was organized in the following reportable segments: North America, Europe, Asia Pacific and South America. All other business activities were reported in Corporate, eliminations and other. The Company’s principal products within each of the reportable segments are sealing, fuel and brake delivery, and fluid transfer systems. Effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments and the chief operating decision maker will prospectively begin to assess operating performance by product line rather than geography. As a result, beginning with the first quarter of 2024, the Company expects to report its financial results in two reportable segments based on product line: Sealing Systems and Fluid Handling Systems.
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
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2023	2022	2021
Sales to external customers
North America	$1,486,100	$1,341,099	$1,148,257
Europe	648,256	503,672	518,245
Asia Pacific	452,441	443,126	458,306
South America	125,629	100,420	61,713
Total Automotive	2,712,426	2,388,317	2,186,521
Corporate, eliminations and other	103,453	137,074	143,670
Consolidated	$2,815,879	$2,525,391	$2,330,191

Intersegment sales
North America	$10,780	$11,979	$9,775
Europe	8,195	7,272	9,502
Asia Pacific	10,101	3,847	1,863
South America	12	54	15
Total Automotive	29,088	23,152	21,155
Corporate, eliminations and other	(29,088)	(23,152)	(21,155)
Consolidated	$—	$—	$—

Adjusted EBITDA
North America	$125,580	$70,819	$54,616
Europe	25,258	(37,137)	(49,599)
Asia Pacific	26,429	1,556	(16,756)
South America	10,692	97	(9,852)
Total Automotive	187,959	35,335	(21,591)
Corporate, eliminations and other	(20,883)	2,533	13,557
Consolidated	$167,076	$37,868	$(8,034)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2023	2022	2021
Net interest expense
North America	$(331)	$365	$470
Europe	2,251	560	1,274
Asia Pacific	1,677	1,602	1,445
South America	(232)	1,659	362
Total Automotive	3,365	4,186	3,551
Corporate, eliminations and other	126,712	74,328	68,960
Consolidated	$130,077	$78,514	$72,511

Depreciation and amortization expense
North America	$50,964	$51,592	$54,779
Europe	20,567	26,694	32,655
Asia Pacific	25,448	27,509	32,426
South America	3,317	2,701	2,531
Total Automotive	100,296	108,496	122,391
Corporate, eliminations and other	9,635	13,980	16,617
Consolidated	$109,931	$122,476	$139,008

Capital expenditures
North America	$51,185	$39,276	$36,370
Europe	10,568	7,965	27,384
Asia Pacific	14,036	15,374	20,473
South America	3,268	6,107	3,959
Total Automotive	79,057	68,722	88,186
Corporate, eliminations and other	1,686	2,428	7,921
Consolidated	$80,743	$71,150	$96,107

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31,
	2023	2022	2021
Adjusted EBITDA	$167,076	$37,868	$(8,034)
Impairment charges	(4,768)	(43,710)	(25,609)
Restructuring charges	(18,018)	(18,304)	(36,950)
Pension settlement and curtailment charges	(16,035)	(2,682)	(1,279)
Lease termination costs	—	—	(748)
Gain on sale of businesses, net	586	—	696
Gain on sale of fixed assets, net	—	33,391	—
Deconsolidation of joint venture	—	(2,257)	—
Indirect tax adjustments	—	(1,409)	—
Loss on refinancing and extinguishment of debt	(81,885)	—	—
EBITDA	$46,956	$2,897	$(71,924)
Income tax expense	(8,933)	(17,291)	(39,392)
Interest expense, net of interest income	(130,077)	(78,514)	(72,511)
Depreciation and amortization	(109,931)	(122,476)	(139,008)
Net loss attributable to Cooper-Standard Holdings Inc.	$(201,985)	$(215,384)	$(322,835)

	December 31,
	2023	2022
Segment assets
North America	$837,615	$851,623
Europe	306,248	338,225
Asia Pacific	435,653	447,257
South America	89,075	73,403
Total Automotive	1,668,591	1,710,508
Corporate, eliminations and other	203,708	253,021
Consolidated	$1,872,299	$1,963,529

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, is as follows:

	Year Ended December 31,
	2023	2022	2021
Revenues
Mexico	$774,357	$696,755	$592,777
United States	616,883	589,801	539,528
China	354,492	354,741	371,811
Poland	226,254	166,114	168,357
Canada	168,738	144,890	116,854
Germany	112,686	116,153	116,509
France	98,915	90,711	94,334
Other	463,554	366,226	330,021
Consolidated	$2,815,879	$2,525,391	$2,330,191

		December 31,
		2023	2022
Property, plant and equipment, net
Mexico		$134,442	$132,956
United States		124,240	134,978
China		118,306	140,182
Poland		44,535	45,100
Germany		27,945	30,606
Canada		27,375	26,416
France		18,161	18,834
Other		113,427	113,788
Consolidated		$608,431	$642,860
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2023, 2022 and 2021 are as follows:

	2023 % of Net Sales	2022 % of Net Sales	2021 % of Net Sales
Customer
Ford	25%	25%	24%
General Motors	17%	19%	17%
Stellantis	13%	14%	14%

SCHEDULE II
Valuation and Qualifying Accounts
(Dollars amounts in millions)

Description	Balance at beginning of period	Charged to Expenses		Charged (credited) to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for credit losses:
Year ended December 31, 2023	$17.2	1.9		(12.4)	(0.8)	$5.9
Year ended December 31, 2022	$20.3	(0.2)		(2.1)	(0.8)	$17.2
Year ended December 31, 2021	$7.1	16.4	(3)	(0.3)	(2.9)	$20.3
(1)     Primarily usage of a previously recorded allowance for credit loss resulting from the bankruptcy proceedings of a divested joint venture for the year ended December 31, 2023, and foreign currency translation for the years ended December 31, 2022 and 2021.
(2)    Includes impact of divestitures.
(3)     Includes $11.2 resulting from the bankruptcy proceedings of a divested joint venture.

Description	Balance at beginning of period	Additions				Balance at end of period
		Charged to Income		Charged to Equity (4)	Deductions
Tax valuation allowance:
Year ended December 31, 2023	$384.8	47.3	(5)	6.6	—	$438.7
Year ended December 31, 2022	$335.0	65.6	(6)	(15.8)	—	$384.8
Year ended December 31, 2021	$234.4	124.2	(7)	(23.6)	—	$335.0
(4)     Includes foreign currency translation.
(5)    Primarily related to 2023 losses with no benefit in the U.S. and certain foreign jurisdictions.
(6)     Primarily related to 2022 losses with no benefit in the U.S. and certain foreign jurisdictions in addition to new valuation allowance in Poland.
(7)     Primarily related to 2021 losses with no benefit in the U.S. and certain foreign jurisdictions in addition to new valuation allowance in the U.S., France and Canada.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2024 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2024 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, if any, is incorporated by reference from the information in the 2024 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Delinquent Section 16(a) Reports.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2024 Proxy Statement. The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 is incorporated by reference to our 2024 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our 2024 Proxy Statement.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our 2024 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our 2024 Proxy Statement.

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

4.3*	Description of Securities (incorporated by reference to Exhibit 4.3 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022).

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
4.6*
First Supplemental Indenture, dated as of January 20, 2023, by and among Cooper-Standard Automotive Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee, relating to the 5.625% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed January 23, 2023).

4.7*
Indenture, dated as of January 27, 2023, by and among Cooper-Standard Automotive Inc., as issuer, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed January 30, 2023).

4.8*
Indenture, dated as of January 27, 2023, by and among Cooper-Standard Automotive Inc., as issuer, the Guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed January 30, 2023).

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
10.18*†
Offer Letter between Jonathan P. Banas and Cooper-Standard Automotive Inc. dated August 17, 2015 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed on August 28, 2015).

10.19*†
Form of Cooper-Standard Holdings Inc. 2011 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Non-Employee Directors) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015).

10.20*†
Form of Cooper-Standard Holdings Inc. Amended and Restated Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.21*†
Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.22*†
Form of Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017).

10.23*†
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

10.26*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.27*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.28*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.29*†
Form of 2020 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020).

10.30*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

Exhibit No.	Description of Exhibit
10.31*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Performance Unit Award Agreement (cash-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.32*†
Form of 2021 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021).

10.33*†
Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Post-Effective Amendment No. 1 to Form S-8 filed on Form S-8POS on May 20, 2021).

10.34*†
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

10.36*†
Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021).

10.37*†
Form of 2021 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021).

10.38*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

10.39*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

10.40*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022).

10.41*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (interim awards) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022).

10.42*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (cash settled) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.43*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR) (cash settled) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

Exhibit No.	Description of Exhibit

10.44*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.45*†
The Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan, as amended and restated effective May 18, 2023 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Registration Statement filed on Form S-8 on May 18, 2023).

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1**	Cooper-Standard Holdings Inc. Incentive Compensation Clawback Policy.

101.SCH****	Inline XBRL Taxonomy Extension Schema Document

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	Inline XBRL Taxonomy Label Linkbase Document

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104****	Cover Page Interactive Data File, formatted in Inline XBRL

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

COOPER-STANDARD HOLDINGS INC.

Date: February 16, 2024	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 16, 2024 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Amy B. Kulikowski	Chief Accounting Officer (Principal Accounting Officer)
Amy B. Kulikowski

/s/ David J. Mastrocola	Lead Director
David J. Mastrocola

/s/ John G. Boss	Director
John G. Boss

/s/ Richard J. Freeland	Director
Richard J. Freeland

/s/ Adriana E. Macouzet-Flores	Director
Adriana E. Macouzet-Flores

/s/ Christine M. Moore	Director
Christine M. Moore

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss