Form 10-Q
period 2024-03-31
Cooper-Standard Holdings Inc.
filed 2024-05-07
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________.
Commission File Number: 001-36127
_________________________________________________________________________________________________
COOPER-STANDARD HOLDINGS INC.
(Exact name of registrant as specified in its charter)
_________________________________________________________________________________________________

Delaware	20-1945088
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
40300 Traditions Drive
Northville, Michigan 48168
(Address of principal executive offices) (Zip Code)
(248) 596-5900
(Registrant’s telephone number, including area code)
_______________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2024, there were 17,290,145 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2024

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales	$676,425	$682,458
Cost of products sold	614,782	640,630
Gross profit	61,643	41,828
Selling, administration & engineering expenses	55,366	52,089
Amortization of intangibles	1,661	1,807
Restructuring charges	1,133	2,379
Operating income (loss)	3,483	(14,447)
Interest expense, net of interest income	(29,281)	(30,220)
Equity in earnings (losses) of affiliates	2,270	(198)
Loss on refinancing and extinguishment of debt	—	(81,885)
Other expense, net	(3,649)	(4,004)
Loss before income taxes	(27,177)	(130,754)
Income tax expense	4,131	358
Net loss	(31,308)	(131,112)
Net (income) loss attributable to noncontrolling interests	(352)	745
Net loss attributable to Cooper-Standard Holdings Inc.	$(31,660)	$(130,367)

Loss per share:
Basic	$(1.81)	$(7.57)
Diluted	$(1.81)	$(7.57)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(31,308)	$(131,112)
Other comprehensive (loss) income:
Currency translation adjustment	(7,108)	(93)
Benefit plan liabilities adjustment, net of tax	153	100
Fair value change of derivatives, net of tax	3,541	2,343
Other comprehensive (loss) income, net of tax	(3,414)	2,350
Comprehensive loss	(34,722)	(128,762)
Comprehensive (income) loss attributable to noncontrolling interests	(489)	768
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(35,211)	$(127,994)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$114,191	$154,801
Accounts receivable, net	381,742	380,562
Tooling receivable, net	77,291	80,225
Inventories	172,522	146,846
Prepaid expenses	24,616	28,328
Value added tax receivable	62,061	69,684
Other current assets	60,414	40,140
Total current assets	892,837	900,586
Property, plant and equipment, net	588,131	608,431
Operating lease right-of-use assets, net	94,744	91,126
Goodwill	140,721	140,814
Intangible assets, net	38,756	40,568
Other assets	89,162	90,774
Total assets	$1,844,351	$1,872,299

Liabilities and Equity
Current liabilities:
Debt payable within one year	$49,909	$50,712
Accounts payable	356,024	334,578
Payroll liabilities	108,273	132,422
Accrued liabilities	125,839	116,954
Current operating lease liabilities	19,281	18,577
Total current liabilities	659,326	653,243
Long-term debt	1,051,600	1,044,736
Pension benefits	98,347	100,578
Postretirement benefits other than pensions	28,266	28,940
Long-term operating lease liabilities	79,362	76,482
Other liabilities	51,237	58,053
Total liabilities	1,968,138	1,962,032
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,355,954 shares issued and 17,290,145 shares outstanding as of March 31, 2024, and 19,263,288 shares issued and 17,197,479 shares outstanding as of December 31, 2023	17	17
Additional paid-in capital	512,832	512,164
Retained deficit	(423,476)	(391,816)
Accumulated other comprehensive loss	(205,216)	(201,665)
Total Cooper-Standard Holdings Inc. equity	(115,843)	(81,300)
Noncontrolling interests	(7,944)	(8,433)
Total equity	(123,787)	(89,733)
Total liabilities and equity	$1,844,351	$1,872,299
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	92,666	—	668	—	—	668	—	668
Net (loss) income	—	—	—	(31,660)	—	(31,660)	352	(31,308)
Other comprehensive (loss) income	—	—	—	—	(3,551)	(3,551)	137	(3,414)
Balance as of March 31, 2024	17,290,145	$17	$512,832	$(423,476)	$(205,216)	$(115,843)	$(7,944)	$(123,787)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	30,489	—	740	—	—	740	—	740
Net loss	—	—	—	(130,367)	—	(130,367)	(745)	(131,112)
Other comprehensive income (loss)	—	—	—	—	2,373	2,373	(23)	2,350
Balance as of March 31, 2023	17,138,518	$17	$508,238	$(320,198)	$(207,598)	$(19,541)	$(7,289)	$(26,830)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net loss	$(31,308)	$(131,112)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	24,802	26,175
Amortization of intangibles	1,661	1,807
Share-based compensation expense	2,700	1,467
Equity in (earnings) losses of affiliates, net of dividends related to earnings	(693)	198
Loss on refinancing and extinguishment of debt	—	81,885
Payment-in-kind interest	6,787	11,392
Deferred income taxes	(317)	367
Other	1,233	1,206
Changes in operating assets and liabilities	(19,064)	36,994
Net cash (used in) provided by operating activities	(14,199)	30,379
Investing activities:
Capital expenditures	(16,834)	(29,263)
Other	165	232
Net cash used in investing activities	(16,669)	(29,031)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	927,450
Repayment and refinancing of long-term debt	—	(927,046)
Principal payments on long-term debt	(657)	(755)
Decrease in short-term debt, net	(5)	(1,312)
Debt issuance costs and other fees	—	(73,965)
Taxes withheld and paid on employees' share-based payment awards	(549)	(195)
Other	—	163
Net cash used in financing activities	(1,211)	(75,660)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(3,855)	(2,850)
Changes in cash, cash equivalents and restricted cash	(35,934)	(77,162)
Cash, cash equivalents and restricted cash at beginning of period	163,061	192,807
Cash, cash equivalents and restricted cash at end of period	$127,127	$115,645

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	March 31, 2024	December 31, 2023
Cash and cash equivalents	$114,191	$154,801
Restricted cash included in other current assets	11,989	7,244
Restricted cash included in other assets	947	1,016
Total cash, cash equivalents and restricted cash	$127,127	$163,061
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of Presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. The Company conducts substantially all of its activities through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2024 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
As disclosed in its 2023 Annual Report, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Form 10-Q is reflective of this new structure and prior period information has been revised to conform to the Company’s current period presentation. Refer to Note 15. “Segment Reporting” for additional information on the Company’s reportable segments and to Note 5. “Goodwill and Intangible Assets” for the impact thereof to the evaluation of recorded goodwill balances.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the three months ended March 31, 2024, which did not have a material impact on its condensed consolidated financial statements:

Standard	Description	Effective Date
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	Requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM beginning with annual disclosures in 2024. The amendments in this update also require all annual segment disclosures to be included in interim periods beginning in 2025.	January 1, 2024

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
2. Revenue
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
Consistent with the Company’s change in reportable segments as described in Note 1. “Overview”, the Company has changed its revenue disaggregation presentation to align with the new reportable segment structure. Revenue by customer group for the three months ended March 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$343,521	$299,180	$—	$642,701
Commercial	7,365	2,926	1,899	12,190
Other	393	3,409	17,732	21,534
Revenue	$351,279	$305,515	$19,631	$676,425
Revenue by customer group for the three months ended March 31, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$341,280	$293,593	$899	$635,772
Commercial	7,470	3,199	1,913	12,582
Other	230	3,806	30,068	34,104
Revenue	$348,980	$300,598	$32,880	$682,458
The passenger and light duty group consists of sales to automotive OEMs and automotive suppliers, while the commercial group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Substantially all of the Company’s revenues were generated from sealing and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fuel and Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems.
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation.
Revenue by geographical region for the three months ended March 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$150,851	$225,368	$—	$376,219
Europe	125,719	34,862	—	160,581
Asia Pacific	54,281	37,881	—	92,162
South America	20,428	7,404	—	27,832
Corporate, eliminations and other	—	—	19,631	19,631
Revenue	$351,279	$305,515	$19,631	$676,425
Revenue by geographical region for the three months ended March 31, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$138,112	$227,006	$—	$365,118
Europe	131,116	30,738	—	161,854
Asia Pacific	57,111	36,654	—	93,765
South America	22,641	6,200	—	28,841
Corporate, eliminations and other	—	—	32,880	32,880
Revenue	$348,980	$300,598	$32,880	$682,458
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2024.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2024	December 31, 2023	Change
Contract assets	$7,105	$437	$6,668
Contract liabilities	(15)	(15)	—
Net contract assets	$7,090	$422	$6,668

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023 were current liabilities of $9,656 and $10,164, respectively, and long-term liabilities of $2,896 and $4,293, respectively.
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
As further described in Note 15. “Segment Reporting”, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. Accordingly, prior period restructuring charges have been revised to conform to the Company’s current period presentation. Restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2024	2023
Sealing systems	$648	$973
Fluid handling systems	325	1,104
Corporate and other	160	302
Total	$1,133	$2,379
Restructuring activity for the three months ended March 31, 2024 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$18,960	$5,333	$24,293
Expense	671	462	1,133
Cash payments	(3,131)	(3,247)	(6,378)
Foreign exchange translation and other	(289)	(253)	(542)
Balance as of March 31, 2024	$16,211	$2,295	$18,506
4. Inventories
Inventories consist of the following:

	March 31, 2024	December 31, 2023
Finished goods	$46,280	$38,022
Work in process	42,788	38,284
Raw materials and supplies	83,454	70,540
	$172,522	$146,846

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
5. Goodwill and Intangible Assets
Goodwill
As further described in Note 15. “Segment Reporting”, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. Based on this change, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. The two reportable segments, along with the Industrial Specialty Group business, are the applicable reporting units for purposes of goodwill assignment and evaluation.
As a result of the segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis. The Company estimated the fair values of the reporting units based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of goodwill immediately before and after the segment realignment. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded its respective carrying value. Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2024 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2023	$47,775	$80,303	$12,736	$140,814
Foreign exchange translation	(93)	—	—	(93)
Balance as of March 31, 2024	$47,682	$80,303	$12,736	$140,721
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2024.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of March 31, 2024 and December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,227	$(134,653)	$17,574
Other	37,881	(16,699)	21,182
Balance as of March 31, 2024	$190,108	$(151,352)	$38,756

Customer relationships	$152,403	$(133,698)	$18,705
Other	38,090	(16,227)	21,863
Balance as of December 31, 2023	$190,493	$(149,925)	$40,568
6. Debt and Other Financing
A summary of outstanding debt as of March 31, 2024 and December 31, 2023 is as follows:

	March 31, 2024	December 31, 2023
First Lien Notes	$603,408	$595,966
Third Lien Notes	387,053	386,681
2026 Senior Notes	42,357	42,338
Finance leases	21,262	22,243
Other borrowings	47,429	48,220
Total debt	1,101,509	1,095,448
Less: current portion	(49,909)	(50,712)
Total long-term debt	$1,051,600	$1,044,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay up to 4.50% of such interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of March 31, 2024 and December 31, 2023, the aggregate principal amount of the First Lien Notes of $603,408 and $595,966, respectively, recognized in the condensed consolidated balance sheets reflect the election to pay 4.50% of the first three interest payments as payment-in-kind.
As of March 31, 2024 and December 31, 2023, the Company had $7,555 and $8,184, respectively, of unamortized debt issuance costs, and $311 and $337, respectively, of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of March 31, 2024 and December 31, 2023, the aggregate principal amount of the Third Lien Notes of $387,053 and $386,681, respectively, recognized in the condensed consolidated balance sheets reflect the election to fully pay the first two interest payments as payment-in-kind. The Company has elected to pay the third interest payment, due June 15, 2024, on the Third Lien Notes in cash.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of March 31, 2024 and December 31, 2023, the Company had $4,714 and $5,087, respectively, of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remain outstanding.
Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of March 31, 2024 and December 31, 2023, the Company had $197 and $216, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. In March 2020, the Company entered into Amendment No. 1 to the Third Amended and Restated Loan Agreement (“the First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180,000. In May 2020, the Company entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which Second Amendment modified certain covenants under the ABL Facility. In December 2022, the Company entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on January 27, 2023.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of March 31, 2024 was $174,619 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7,255 of outstanding letters of credit, the Company effectively had $167,364 available for borrowing under its ABL Facility as of March 31, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
As of March 31, 2024 and December 31, 2023, there were no borrowings under the ABL Facility.
As of March 31, 2024, any borrowings then outstanding under our ABL Facility would mature, and the commitments of the lenders under our ABL Facility would have terminated, on March 24, 2025. Subsequent to quarter end, on May 6, 2024, the ABL Facility was amended to, among other things, extend the termination date for revolving commitments totaling $150,000 to May 6, 2029.
As of March 31, 2024 and December 31, 2023, the Company had $677 and $862, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of March 31, 2024.
Other Financing
Finance leases and other. Other borrowings as of March 31, 2024 and December 31, 2023 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
Receivable factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the First Lien Notes, Third Lien Notes, and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €70 million of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires on December 31, 2026.
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

	March 31, 2024	December 31, 2023
Off-balance sheet arrangements	$56,120	$47,903
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2024	2023
Accounts receivable factored	$121,115	$103,045
Costs	653	437
As of March 31, 2024 and December 31, 2023, cash collections on behalf of the Factor that have yet to be remitted were $11,928 and $6,466, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
7. Fair Value Measurements and Financial Instruments
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023	Input
Forward foreign exchange contracts - other current assets	$4,328	$1,285	Level 2
Forward foreign exchange contracts - accrued liabilities	$(496)	$(998)	Level 2
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
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	March 31, 2024	December 31, 2023
Aggregate fair value	$987,541	$984,448
Aggregate carrying value (1)	$1,045,595	$1,038,808
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
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the cash flow hedges. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in the cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities. For a cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations. Cash flows from derivatives used to manage foreign

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
exchange risks designated as cash flow hedges are classified as operating activities within the consolidated statements of cash flows.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2024 and December 31, 2023, the notional amount of these contracts was $149,924 and $207,131, respectively, and consisted of hedges of cash flow transactions extending out to December 2024.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain Recognized in OCI
	Three Months Ended March 31,
	2024	2023
Forward foreign exchange contracts	$4,208	$5,553
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended March 31,
	2024	2023
Forward foreign exchange contracts	$662	$3,334
8. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$598	$—	$535
Interest cost	1,819	1,212	2,314	1,295
Expected return on plan assets	(1,647)	(336)	(2,113)	(307)
Amortization of prior service cost and actuarial loss	555	53	778	6
Net periodic benefit cost	$727	$1,527	$979	$1,529

	Other Postretirement Benefits
	Three Months Ended March 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$45	$13	$38
Interest cost	142	194	205	197
Amortization of prior service credit and actuarial (gain) loss	(730)	4	(609)	(21)
Net periodic benefit (income) cost	$(582)	$243	$(391)	$214

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other expense, net in the condensed consolidated statements of operations for all periods presented.
On October 11, 2022, the Company’s Board of Directors approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. The termination of the U.S. Pension Plan is expected to be completed during the year ended December 31, 2024. As part of the termination process, the Company completed the transfer of all lump sum payments to eligible plan participants who elected such lump sums or otherwise met the criteria for lump sum payments. In addition, on April 3, 2024, the Company transferred all plan assets and remaining benefit obligations related to the U.S. Pension Plan to a highly rated insurance company. The insurance company will begin paying plan benefits to eligible plan participants through a group annuity contract beginning in June 2024.
As a result of transferring the remaining benefit obligations, the Company expects to recognize a non-cash pension settlement charge of approximately $40 to $50 million, before tax, in the quarter ended June 30, 2024, which includes recognizing the remaining pension losses currently recorded in accumulated other comprehensive loss, and derecognizing the net assets of the plan. As of March 31, 2024 and December 31, 2023, the U.S. Pension Plan was underfunded under U.S. generally accepted accounting principles by $3,994 and $3,948, respectively.
9. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended March 31,
	2024	2023
Foreign currency losses	$(1,971)	$(1,917)
Components of net periodic cost other than service cost	(1,266)	(1,745)
Factoring costs	(653)	(437)
Miscellaneous income	241	95
Other expense, net	$(3,649)	$(4,004)
10. Income Taxes
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
Income tax expense, loss before income taxes and the corresponding effective tax rate for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Income tax expense	$4,131	$358
Loss before income taxes	(27,177)	(130,754)
Effective tax rate	(15)%	—%
The effective tax rate for the three months ended March 31, 2024 varied from the effective tax rate for the three months ended March 31, 2023 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustments to uncertain tax positions, and other permanent items.
The income tax rate for the three months ended March 31, 2024 and 2023 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, adjustments to uncertain tax positions, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of the Company’s 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and is in the process of contesting the matter. Currently, the protest with the IRS for the 2015-2018 tax years is with the IRS’s administrative appeals office, and the Company is having continuing discussion about the issue. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three months ended March 31, 2024. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through March 31, 2024 is less than $10,000. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
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
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements as of March 31, 2024. As further legislation becomes effective in countries in which the Company does business, its provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.
11. Net Loss Per Share Attributable to Cooper-Standard Holdings Inc.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2024	2023
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(31,660)	$(130,367)

Basic weighted average shares of common stock outstanding	17,462,136	17,229,423
Dilutive effect of common stock equivalents	—	—
Diluted weighted average shares of common stock outstanding	17,462,136	17,229,423

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.81)	$(7.57)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.81)	$(7.57)
Securities excluded from the calculation of diluted loss per share were approximately 249,000 and 94,000 for the three months ended March 31, 2024 and 2023, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2024		2023
Foreign currency translation adjustment
Balance at beginning of period	$(157,656)		$(158,023)
Other comprehensive loss before reclassifications	(7,245)	(1)	(70)	(1)
Amounts reclassified from accumulated other comprehensive loss	—		—
Balance at end of period	$(164,901)		$(158,093)
Benefit plan liabilities
Balance at beginning of period	$(44,149)		$(60,251)
Other comprehensive income (loss) before reclassifications (net of tax expense of $22 and $65, respectively)	270		(58)
Amounts reclassified from accumulated other comprehensive (loss) income	(117)	(2)	158	(3)
Balance at end of period	$(43,996)		$(60,151)
Fair value change of derivatives
Balance at beginning of period	$140		$8,303
Other comprehensive income before reclassifications (net of tax expense of $5 and $770, respectively)	4,203		4,783
Amounts reclassified from accumulated other comprehensive loss (net of no tax expense and $894, respectively)	(662)		(2,440)
Balance at end of period	$3,681		$10,646
Accumulated other comprehensive loss, ending balance	$(205,216)		$(207,598)
(1)Includes other comprehensive loss related to intra-entity foreign currency balances that are of a long-term investment nature of $(8,443) and $(3,823) for the three months ended March 31, 2024 and 2023, respectively.
(2)Includes the effect of the amortization of actuarial gains of $(512) and amortization of prior service cost of $4, net of tax of $2.
(3)Includes the effect of the amortization of actuarial losses of $147 and amortization of prior service cost of $6, net of tax of $5.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2024, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the three months ended March 31, 2024 or 2023.
14. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2024 and December 31, 2023, the Company had approximately $10,476 and $11,354, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
15. Segment Reporting
The Company had historically managed its automotive business in four reportable segments: North America, Europe, Asia Pacific and South America. All other business activities were reported in Corporate, eliminations and other. As disclosed in its 2023 Annual Report, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of the Company’s reportable segments, which are based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this change, the Company established two reportable automotive segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. Additional information related to the composition of each segment is included below:
•Sealing Systems: The Sealing Systems segment is comprised of products that are designed and manufactured to protect vehicle interiors from weather, dust and noise intrusion for an improved driving experience. Its products also provide aesthetic and functional class-A exterior surface treatment. As disclosed in its 2023 Annual Report, the Company believes it is the largest global producer of sealing systems.
•Fluid Handling Systems: The Fluid Handling Systems segment is comprised products that help convey, connect, control and communicate throughout fluid systems for superior performance across diverse powertrains. The Company leverages its innovation expertise and vertically integrated manufacturing process with strong global standardization to support customers throughout the world.
The new structure is expected to optimize asset and resource allocation, enhance operating efficiency and aid in accelerating growth. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information is reflective of this new structure, and prior period information has been revised to conform to the Company’s current period presentation.
The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. The results of each segment include certain allocations for general,

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
administrative and other shared costs. Segment adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2024			2023
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
Sealing systems	$351,279	$11,909	$21,371	$348,980	$15,223	$11,716
Fluid handling systems	305,515	4,830	10,982	300,598	5,123	4,203
Corporate, eliminations and other	19,631	(16,739)	(3,005)	32,880	(20,346)	(3,462)
Consolidated	$676,425	$—	$29,348	$682,458	$—	$12,457

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA	$29,348	$12,457
Restructuring charges	(1,133)	(2,379)
Loss on refinancing and extinguishment of debt	—	(81,885)
EBITDA	$28,215	$(71,807)
Income tax expense	(4,131)	(358)
Interest expense, net of interest income	(29,281)	(30,220)
Depreciation and amortization	(26,463)	(27,982)
Net loss attributable to Cooper-Standard Holdings Inc.	$(31,660)	$(130,367)

	March 31, 2024	December 31, 2023
Segment assets:
Sealing systems	$872,837	$906,022
Fluid handling systems	729,841	735,465
Corporate, eliminations and other	241,673	230,812
Consolidated	$1,844,351	$1,872,299

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission (“2023 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2023 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2023 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing and fluid handling systems (consisting of fuel and brake delivery and fluid transfer systems) for use primarily in passenger vehicles and light trucks manufactured by global automotive original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 84% of our sales in 2023 made directly to major OEMs.
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
In North America, U.S. consumer confidence has increased from 2023 levels but remains well below pre-pandemic historical averages. Slowing inflation and the Federal Reserve Board’s pause on policy rate actions have been key drivers of improved consumer sentiment. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.7 percent, 1.2 percent and 2.4 percent, respectively, in 2024.
In Europe, lower inflation and more stable energy costs are supporting stronger household consumption. Uncertainty related to ongoing geopolitical tension and the war in Ukraine continue, however, and remain a constraining factor to overall economic activity. In the current uncertain environment, economists at the IMF are expecting the economy in the Eurozone region to grow by approximately 0.8 percent in 2024.
In the Asia Pacific region, China’s post-COVID-19 economy has been burdened by a protracted property crisis, weak consumer and business confidence, and mounting local government debts. In order to bring property and housing supply in line with actual demand, the government will likely have to reduce its past levels of infrastructure investment. As a result, economists at the IMF are expecting the Chinese economy to grow at a more modest 4.6 percent in 2024.
In South America, the Brazilian economy has started the year strong with an increase in the minimum wage and continuing strong labor market contributing to consumer demand. Despite these drivers, inflation has stabilized slightly above target levels set by the Brazilian central bank. As a result, economists at the IMF are now estimating the Brazilian economy will grow 2.2 percent in 2024.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. These production rates can be impacted periodically by changing macro and micro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions and changing regulatory requirements, among other factors.

Light vehicle production by region for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
(in millions of units)	2024(1)	2023(1)	% Change
North America	3.9	3.9	1.4%
Europe	4.5	4.6	(2.5)%
Asia Pacific	11.5	11.7	(1.0)%
Greater China	6.2	5.9	4.4%
South America	0.6	0.7	(6.0)%
(1)Production data based on S&P Global, April 2024.
Despite improved production in 2023, vehicle inventory and expected production levels remain well below pre-pandemic historical averages. Current industry forecasts suggest global light vehicle production in 2024 will remain flat compared to full year 2023, followed by modest growth in 2025 and 2026. Actual production may vary from forecasted levels due to a number of factors, however, including, but not limited to, consumer demand and industry competitiveness.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Following the pandemic, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business. In response, we worked with our customers to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduce our exposure and risk related to commodity price fluctuations going forward. Global commodity markets and pricing have stabilized to a large degree in 2024, and material cost impacts on our results for the three months ended March 31, 2024 were relatively small.
General Inflation and Recovery Strategy
We continue to experience inflationary cost pressures and diligently work to address these costs both internally and with our customers. As such, we continue to actively pursue pricing adjustments on current business and consider the impact of inflationary and other costs in our quotes for new business. The majority of our customers recognized these costs and customer negotiations for inflation recovery and sustainable pricing were completed in 2023.

Results of Operations

	Three Months Ended March 31,
	2024	2023	Change
	(dollar amounts in thousands)
Sales	$676,425	$682,458	$(6,033)
Cost of products sold	614,782	640,630	(25,848)
Gross profit	61,643	41,828	19,815
Selling, administration & engineering expenses	55,366	52,089	3,277
Amortization of intangibles	1,661	1,807	(146)
Restructuring charges	1,133	2,379	(1,246)
Operating income (loss)	3,483	(14,447)	17,930
Interest expense, net of interest income	(29,281)	(30,220)	939
Equity in earnings (losses) of affiliates	2,270	(198)	2,468
Loss on refinancing and extinguishment of debt	—	(81,885)	81,885
Other expense, net	(3,649)	(4,004)	355
Loss before income taxes	(27,177)	(130,754)	103,577
Income tax expense	4,131	358	3,773
Net loss	(31,308)	(131,112)	99,804
Net (income) loss attributable to noncontrolling interests	(352)	745	(1,097)
Net loss attributable to Cooper-Standard Holdings Inc.	$(31,660)	$(130,367)	$98,707

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Sales

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$676,425	$682,458	$(6,033)	$7,902	$(1,095)	$(12,840)
* Net of customer price adjustments, including recoveries.
Sales for the three months ended March 31, 2024 decreased 0.9%, compared to the three months ended March 31, 2023. The decrease in sales was driven by the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region in prior year, and the negative impact of foreign exchange. The decrease was partially offset by favorable volume and mix, net customer price adjustments including recoveries.
Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(dollar amounts in thousands)
Cost of products sold	$614,782	$640,630	$(25,848)	$(6,678)	$7,645	$(26,815)
Gross profit	61,643	41,828	19,815	14,580	(8,740)	13,975
Gross profit percentage of sales	9.1%	6.1%
* Net of customer price adjustments, including recoveries.
** Net of divestitures.
Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Materials comprise the largest component of our cost of products sold and represented approximately 50% of total cost of products sold for each of the three months ended March 31, 2024 and March 31, 2023. The change in cost of products sold was impacted by lower volume and mix, net of recoveries, lower energy costs, and manufacturing and purchasing savings through lean initiatives, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Gross profit for the three months ended March 31, 2024 increased $19.8 million compared to the three months ended March 31, 2023. The change was driven by volume and mix, net of customer price adjustments including recoveries, manufacturing and purchasing savings through lean initiatives and lower energy costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended March 31, 2024 were $55.4 million, or 8.2% of sales, compared to $52.1 million, or 7.6% of sales, for the three months ended March 31, 2023. The increase was primarily related to higher compensation related costs.
Amortization of Intangibles. Intangibles amortization for the three months ended March 31, 2024 was relatively consistent compared to the three months ended March 31, 2023.
Restructuring Charges. Restructuring charges for the three months ended March 31, 2024 decreased $1.2 million compared to the three months ended March 31, 2023.
Interest Expense, Net. Net interest expense for the for the three months ended March 31, 2024 was relatively consistent compared to the three months ended March 31, 2023.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the three months ended March 31, 2023 was $81.9 million, which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to refinancing transactions that occurred in 2023.
Other Expense, Net. Other expense, net, for the three months ended March 31, 2024 decreased $0.4 million compared to the three months ended March 31, 2023, primarily due to a decrease in net periodic benefit cost other than service cost.
Income Tax Expense. Income tax expense for the three months ended March 31, 2024 was $4.1 million on losses before income taxes of $27.2 million compared to an income tax expense of $0.4 million on losses before income taxes of $130.8 million for the three months ended March 31, 2023. The effective tax rate for the three months ended March 31, 2024 differed from the effective tax rate for the three months ended March 31, 2023 primarily due to the geographic mix of pre-tax losses, the inability to record a tax expense for pre-tax earnings and tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustments to uncertain tax positions, and other permanent items.
Segment Results of Operations
As disclosed in its 2023 Annual Report, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Form 10-Q is reflective of this new structure and prior period information has been revised to conform to the Company’s current period segment presentation.
The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.

The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Sales

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Change	Volume/ Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Sales to external customers
Sealing systems	$351,279	$348,980	$2,299	$2,433	$(134)	$—
Fluid handling systems	305,515	300,598	4,917	5,878	(961)	—
Corporate, eliminations and other	19,631	32,880	(13,249)	(409)	—	(12,840)
Consolidated	$676,425	$682,458	$(6,033)	$7,902	$(1,095)	$(12,840)
* Net of customer price adjustments, including recoveries.
•Volume and mix was mainly driven by customer price adjustments including recoveries.
•The net impact of foreign currency exchange was primarily related to the Chinese Renminbi and Euro.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2024	2023	Change	Volume/ Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing systems	$21,371	$11,716	$9,655	$4,508	$(2,865)	$8,012
Fluid handling systems	10,982	4,203	6,779	9,732	(6,414)	3,461
Corporate, eliminations and other	(3,005)	(3,462)	457	340	248	(131)
Consolidated	$29,348	$12,457	$16,891	$14,580	$(9,031)	$11,342
* Net of customer price adjustments, including recoveries.
** Net of divestitures.
•Volume and mix was mainly driven by customer price adjustments including recoveries.
•The net impact of foreign currency exchange was primarily related to the Mexican Peso and Polish Zloty.
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
We continue to actively preserve cash and enhance liquidity, including managing our capital expenditures as a percent of sales. We continuously monitor and forecast our liquidity situation in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations, under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including work stoppages and the continued impact of public health events, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, availability under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.
Cash Flows
Operating Activities. Net cash used in operations was $14.2 million for the three months ended March 31, 2024, compared to net cash provided by operations of $30.4 million for the three months ended March 31, 2023. The net change was primarily due to changes in net working capital balances, partially offset by higher cash earnings.
Investing Activities. Net cash used in investing activities was $16.7 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $29.0 million for the three months ended March 31, 2023. The net change was primarily due to lower capital expenditures. We expect capital expenditures in 2024 to be relatively consistent with 2023, primarily as part of initiatives to consistently manage overall capital spending. We anticipate that we will spend approximately $75 to $85 million on capital expenditures in 2024.
Financing Activities. Net cash used in financing activities totaled $1.2 million for the three months ended March 31, 2024, compared to net cash used in financing activities of $75.7 million for the three months ended March 31, 2023. The net change was primarily due to the impact of refinancing transactions that occurred in 2023.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of March 31, 2024, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the three months ended March 31, 2024 or 2023.
Other Matters
We may, from time to time, seek to purchase our outstanding debt securities or loans, including the First Lien Notes, Third Lien Notes and 2026 Senior Notes. Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Any such purchases will be made in our sole discretion in light of market conditions, applicable limitations contained in the agreements governing our indebtedness and other relevant factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements, but Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline had $0.3 million of net income during the three months ended March 31, 2024. As of March 31, 2024, Liveline had less than $0.1 million of gross assets. Liveline will look to Cooper Standard for necessary funding until it is able to sustain itself through sales of its products and services.
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
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, First Lien Notes, Third Lien Notes, and 2026 Senior Notes;
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2024	2023
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(31,660)	$(130,367)
Income tax expense	4,131	358
Interest expense, net of interest income	29,281	30,220
Depreciation and amortization	26,463	27,982
EBITDA	$28,215	$(71,807)
Restructuring charges	1,133	2,379
Loss on refinancing and extinguishment of debt (1)	—	81,885
Adjusted EBITDA	$29,348	$12,457

(1)Loss on refinancing and extinguishment of debt relating to refinancing transactions in 2023.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 14. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2024.
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
Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2023 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2024, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 13. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2024 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2024 through January 31, 2024	—	$—	—	$98.7
February 1, 2024 through February 29, 2024	8,711	14.16	—	98.7
March 1, 2024 through March 31, 2024	30,237	14.07	—	98.7
Total	38,948		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Restructuring
On May 7, 2024, the Board of Directors of the Company approved a restructuring plan that will eliminate up to 400 salaried and contract positions and cancel up to 100 open salaried positions based on the Company’s recently announced product line organizational structure and current and anticipated market demands. The restructuring effort aims to further improve and maximize the Company’s operational efficiency by streamlining business practices and deployed resources, and improving the organization’s overall cost structure. The Company expects to complete these restructuring activities by the end of 2024.
The Company expects to recognize total expense related to these actions of approximately $18 million to $22 million, primarily in 2024. The cash expenditures include severance and other related costs directly attributable to the restructuring activities which will be paid in 2024 and 2025. The Company anticipates these restructuring activities to provide approximately $40 million to $45 million in annualized savings upon completion.
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Amended and Restated Bylaws
On May 7, 2024, the Board of Directors of the Company approved the Amended and Restated Bylaws of the Company (the "Amended and Restated Bylaws") effective as of May 7, 2024, incorporating modifications consistent with current Delaware General Corporation Law. The Amended and Restated Bylaws also reflect additional amendments to provide, among other things, that:
•a stockholder seeking to utilize Rule 14a-19 under the Securities Exchange Act of 1934, as amended (“Rule 14a-19”), must represent that it will follow the rule;
•a stockholder seeking to utilize Rule 14a-19 must provide evidence that it has met the requirements of Rule 14a-19;
•if a stockholder does not comply with Rule 14a-19, the the nomination of such nominee shall be disregarded;
•a stockholder that provides notice of a nomination must notify the Secretary of the Company if there is any change in such stockholder’s intent to deliver a proxy statement and form of proxy to the amount of holders of shares of the Company's outstanding capital stock required under Rule 14a-19; and
•any stockholder directly or indirectly soliciting proxies from other stockholders must use a proxy card color other than white, which shall reserved for the exclusive use by the Company’s Board of Directors.
The foregoing summary is qualified in its entirety by reference to the Amended and Restated Bylaws of the Company, which are attached hereto as Exhibit 3.1 and are incorporated herein by reference.

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

3.1*	Amended and Restated Bylaws of Cooper-Standard Holdings Inc, as Amended and Restated Effective May 7, 2024.

10.1*†	Form of 2024 Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan Performance Award Agreement (FCF) (cash or stock settled).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 7, 2024	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)