Form 10-Q
period 2024-06-30
Cooper-Standard Holdings Inc.
filed 2024-08-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2024, there were 17,318,907 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2024

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$708,362	$723,740	$1,384,787	$1,406,198
Cost of products sold	625,422	646,026	1,240,204	1,286,656
Gross profit	82,940	77,714	144,583	119,542
Selling, administration & engineering expenses	52,408	54,605	107,774	106,694
Amortization of intangibles	1,605	1,672	3,266	3,479
Restructuring charges	17,781	8,499	18,914	10,878
Impairment charges	—	654	—	654
Operating income (loss)	11,146	12,284	14,629	(2,163)
Interest expense, net of interest income	(28,635)	(34,034)	(57,916)	(64,254)
Equity in earnings of affiliates	1,302	656	3,572	458
Loss on refinancing and extinguishment of debt	—	—	—	(81,885)
Pension settlement charge	(46,787)	—	(46,787)	—
Other expense, net	(5,129)	(2,561)	(8,778)	(6,565)
Loss before income taxes	(68,103)	(23,655)	(95,280)	(154,409)
Income tax expense	8,080	4,765	12,211	5,123
Net loss	(76,183)	(28,420)	(107,491)	(159,532)
Net (income) loss attributable to noncontrolling interests	(60)	591	(412)	1,336
Net loss attributable to Cooper-Standard Holdings Inc.	$(76,243)	$(27,829)	$(107,903)	$(158,196)

Loss per share:
Basic	$(4.34)	$(1.61)	$(6.16)	$(9.15)
Diluted	$(4.34)	$(1.61)	$(6.16)	$(9.15)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(76,183)	$(28,420)	$(107,491)	$(159,532)
Other comprehensive income (loss):
Currency translation adjustment	(7,674)	(6,889)	(14,782)	(6,982)
Benefit plan liabilities adjustment, net of tax	2,889	142	3,042	242
Pension settlement, net of tax	48,190	—	48,190	—
Fair value change of derivatives, net of tax	(6,413)	(574)	(2,872)	1,769
Other comprehensive income (loss), net of tax	36,992	(7,321)	33,578	(4,971)
Comprehensive loss	(39,191)	(35,741)	(73,913)	(164,503)
Comprehensive (income) loss attributable to noncontrolling interests	(112)	185	(601)	953
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(39,303)	$(35,556)	$(74,514)	$(163,550)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,793	$154,801
Accounts receivable, net	367,132	380,562
Tooling receivable, net	72,197	80,225
Inventories	171,851	146,846
Prepaid expenses	27,125	28,328
Value added tax receivable	61,507	69,684
Other current assets	42,964	40,140
Total current assets	836,569	900,586
Property, plant and equipment, net	568,381	608,431
Operating lease right-of-use assets, net	92,184	91,126
Goodwill	140,688	140,814
Intangible assets, net	37,089	40,568
Other assets	92,039	90,774
Total assets	$1,766,950	$1,872,299

Liabilities and Equity
Current liabilities:
Debt payable within one year	$49,551	$50,712
Accounts payable	333,555	334,578
Payroll liabilities	100,939	132,422
Accrued liabilities	113,952	116,954
Current operating lease liabilities	19,623	18,577
Total current liabilities	617,620	653,243
Long-term debt	1,057,322	1,044,736
Pension benefits	97,715	100,578
Postretirement benefits other than pensions	27,959	28,940
Long-term operating lease liabilities	76,203	76,482
Other liabilities	51,036	58,053
Total liabilities	1,927,855	1,962,032
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,384,716 shares issued and 17,318,907 shares outstanding as of June 30, 2024, and 19,263,288 shares issued and 17,197,479 shares outstanding as of December 31, 2023	17	17
Additional paid-in capital	514,905	512,164
Retained deficit	(499,719)	(391,816)
Accumulated other comprehensive loss	(168,276)	(201,665)
Total Cooper-Standard Holdings Inc. equity	(153,073)	(81,300)
Noncontrolling interests	(7,832)	(8,433)
Total equity	(160,905)	(89,733)
Total liabilities and equity	$1,766,950	$1,872,299
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	92,666	—	668	—	—	668	—	668
Net (loss) income	—	—	—	(31,660)	—	(31,660)	352	(31,308)
Other comprehensive (loss) income	—	—	—	—	(3,551)	(3,551)	137	(3,414)
Balance as of March 31, 2024	17,290,145	$17	$512,832	$(423,476)	$(205,216)	$(115,843)	$(7,944)	$(123,787)
Share-based compensation, net	28,762	—	2,073	—	—	2,073	—	2,073
Net (loss) income	—	—	—	(76,243)	—	(76,243)	60	(76,183)
Other comprehensive income	—	—	—	—	36,940	36,940	52	36,992
Balance as of June 30, 2024	17,318,907	$17	$514,905	$(499,719)	$(168,276)	$(153,073)	$(7,832)	$(160,905)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	30,489	—	740	—	—	740	—	740
Net loss	—	—	—	(130,367)	—	(130,367)	(745)	(131,112)
Other comprehensive income (loss)	—	—	—	—	2,373	2,373	(23)	2,350
Balance as of March 31, 2023	17,138,518	$17	$508,238	$(320,198)	$(207,598)	$(19,541)	$(7,289)	$(26,830)
Share-based compensation, net	58,035	—	868	—	—	868	—	868
Net loss	—	—	—	(27,829)	—	(27,829)	(591)	(28,420)
Other comprehensive (loss) income	—	—	—	—	(7,727)	(7,727)	406	(7,321)
Balance as of June 30, 2023	17,196,553	$17	$509,106	$(348,027)	$(215,325)	$(54,229)	$(7,474)	$(61,703)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net loss	$(107,491)	$(159,532)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	49,070	52,319
Amortization of intangibles	3,266	3,479
Impairment charges	—	654
Pension settlement charge	46,787	—
Share-based compensation expense	4,862	2,705
Equity in (earnings) losses of affiliates, net of dividends related to earnings	(1,995)	720
Loss on refinancing and extinguishment of debt	—	81,885
Payment-in-kind interest	12,367	27,500
Deferred income taxes	915	20
Other	2,601	2,376
Changes in operating assets and liabilities	(36,594)	5,024
Net cash (used in) provided by operating activities	(26,212)	17,150
Investing activities:
Capital expenditures	(28,077)	(46,760)
Other	242	1,638
Net cash used in investing activities	(27,835)	(45,122)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	925,020
Repayment and refinancing of long-term debt	—	(927,046)
Principal payments on long-term debt	(1,255)	(949)
Decrease in short-term debt, net	(264)	(1,240)
Debt issuance costs and other fees	(1,403)	(74,376)
Taxes withheld and paid on employees' share-based payment awards	(571)	(209)
Other	—	(238)
Net cash used in financing activities	(3,493)	(79,038)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(4,580)	(4,565)
Changes in cash, cash equivalents and restricted cash	(62,120)	(111,575)
Cash, cash equivalents and restricted cash at beginning of period	163,061	192,807
Cash, cash equivalents and restricted cash at end of period	$100,941	$81,232

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	June 30, 2024	December 31, 2023
Cash and cash equivalents	$93,793	$154,801
Restricted cash included in other current assets	5,267	7,244
Restricted cash included in other assets	1,881	1,016
Total cash, cash equivalents and restricted cash	$100,941	$163,061
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2024 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
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
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the six months ended June 30, 2024, which did not have a material impact on its condensed consolidated financial statements:

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
Consistent with the Company’s change in reportable segments as described in Note 1. “Overview”, the Company has changed its revenue disaggregation presentation to align with the new reportable segment structure. Revenue by customer group for the three months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$356,326	$315,871	$—	$672,197
Commercial	7,986	2,925	2,319	13,230
Other	634	3,946	18,355	22,935
Revenue	$364,946	$322,742	$20,674	$708,362
Revenue by customer group for the six months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$699,847	$615,051	$—	$1,314,898
Commercial	15,351	5,851	4,218	25,420
Other	1,027	7,355	36,087	44,469
Revenue	$716,225	$628,257	$40,305	$1,384,787
Revenue by customer group for the three months ended June 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$364,849	$309,719	$1,154	$675,722
Commercial	7,913	3,137	2,042	13,092
Other	215	4,311	30,400	34,926
Revenue	$372,977	$317,167	$33,596	$723,740

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the six months ended June 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$706,129	$603,312	$2,053	$1,311,494
Commercial	15,383	6,336	3,955	25,674
Other	445	8,117	60,468	69,030
Revenue	$721,957	$617,765	$66,476	$1,406,198
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for an improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fuel and Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems.
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation.
Revenue by geographical region for the three months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$158,020	$240,220	$—	$398,240
Europe	123,095	31,475	—	154,570
Asia Pacific	60,923	42,160	—	103,083
South America	22,908	8,887	—	31,795
Corporate, eliminations and other	—	—	20,674	20,674
Revenue	$364,946	$322,742	$20,674	$708,362
Revenue by geographical region for the six months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$308,871	$465,588	$—	$774,459
Europe	248,814	66,337	—	315,151
Asia Pacific	115,204	80,041	—	195,245
South America	43,336	16,291	—	59,627
Corporate, eliminations and other	—	—	40,305	40,305
Revenue	$716,225	$628,257	$40,305	$1,384,787

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by geographical region for the three months ended June 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$138,158	$230,651	$—	$368,809
Europe	141,656	36,241	—	177,897
Asia Pacific	68,250	41,674	—	109,924
South America	24,913	8,601	—	33,514
Corporate, eliminations and other	—	—	33,596	33,596
Revenue	$372,977	$317,167	$33,596	$723,740
Revenue by geographical region for the six months ended June 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$276,270	$457,657	$—	$733,927
Europe	272,771	66,980	—	339,751
Asia Pacific	125,362	78,327	—	203,689
South America	47,554	14,801	—	62,355
Corporate, eliminations and other	—	—	66,476	66,476
Revenue	$721,957	$617,765	$66,476	$1,406,198
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2024.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2024	December 31, 2023	Change
Contract assets	$607	$437	$170
Contract liabilities	(15)	(15)	—
Net contract assets	$592	$422	$170
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023 were current liabilities of $10,796 and $10,164, respectively, and long-term liabilities of $2,485 and $4,293, respectively.
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
In May 2024, the Board of Directors of the Company approved a restructuring plan that will eliminate up to 400 salaried, contract and open positions based on the Company’s recently announced product line organizational structure and current and anticipated market demands. The restructuring effort aims to further improve and maximize the Company’s operational efficiency by streamlining business practices and deployed resources, and improving the organization’s overall cost structure.
During the three and six months ended June 30, 2024, the Company recognized total restructuring expenses of $17,781 and $18,914, respectively, $16,700 of which related to the restructuring plan approved in May 2024. The Company anticipates total expense related to the restructuring plan approved in May 2024 of approximately $17,000 to $20,000 to be primarily recognized in 2024. The cash expenditures include severance and other related costs directly attributable to the restructuring activities which will be paid in 2024 and 2025. The Company anticipates these restructuring activities to provide approximately $40,000 in annualized savings upon completion.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sealing systems	$10,526	$3,292	$11,174	$4,265
Fluid handling systems	2,500	5,137	2,825	6,241
Corporate and other	4,755	70	4,915	372
Total	$17,781	$8,499	$18,914	$10,878
Restructuring activity for the six months ended June 30, 2024 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$18,960	$5,333	$24,293
Expense	17,719	1,195	18,914
Cash payments	(8,614)	(4,117)	(12,731)
Foreign exchange translation and other	(428)	(259)	(687)
Balance as of June 30, 2024	$27,637	$2,152	$29,789
4. Inventories
Inventories consist of the following:

	June 30, 2024	December 31, 2023
Finished goods	$45,935	$38,022
Work in process	43,439	38,284
Raw materials and supplies	82,477	70,540
Total	$171,851	$146,846

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
As a result of the segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis. The Company estimated the fair values of the reporting units based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of goodwill immediately before and after the segment realignment. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded its respective carrying value. Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2024 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2023	$47,775	$80,303	$12,736	$140,814
Foreign exchange translation	(126)	—	—	(126)
Balance as of June 30, 2024	$47,649	$80,303	$12,736	$140,688
Goodwill is tested for impairment by reporting unit annually or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2024.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of June 30, 2024 and December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,161	$(135,643)	$16,518
Other	37,798	(17,227)	20,571
Balance as of June 30, 2024	$189,959	$(152,870)	$37,089

Customer relationships	$152,403	$(133,698)	$18,705
Other	38,090	(16,227)	21,863
Balance as of December 31, 2023	$190,493	$(149,925)	$40,568
6. Debt and Other Financing
A summary of outstanding debt as of June 30, 2024 and December 31, 2023 is as follows:

	June 30, 2024	December 31, 2023
First Lien Notes	$609,644	$595,966
Third Lien Notes	387,425	386,681
2026 Senior Notes	42,377	42,338
Finance leases	20,566	22,243
Other borrowings	46,861	48,220
Total debt	1,106,873	1,095,448
Less: current portion	(49,551)	(50,712)
Total long-term debt	$1,057,322	$1,044,736

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay up to 4.50% of such interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of June 30, 2024 and December 31, 2023, the aggregate principal amount of the First Lien Notes of $609,644 and $595,966, respectively, recognized in the condensed consolidated balance sheets reflect the election to pay 4.50% of the first three interest payments as payment-in-kind. The Company has elected to pay the fourth interest payment, due December 15, 2024, on the First Lien Notes in cash.
As of June 30, 2024 and December 31, 2023, the Company had $6,925 and $8,184, respectively, of unamortized debt issuance costs, and $285 and $337, respectively, of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of June 30, 2024 and December 31, 2023, the aggregate principal amount of the Third Lien Notes of $387,425 and $386,681, respectively, recognized in the condensed consolidated balance sheets reflect the election to fully pay the first two interest payments as payment-in-kind. The Company elected to pay the third and fourth interest payments, due June 15, 2024 and December 15, 2024, respectively, on the Third Lien Notes in cash.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of June 30, 2024 and December 31, 2023, the Company had $4,342 and $5,087, respectively, of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remain outstanding. The 2026 Senior Notes mature on November 15, 2026 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on May 15 and November 15 of each year.
Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of June 30, 2024 and December 31, 2023, the Company had $177 and $216, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. In March 2020, the Company entered into Amendment No. 1 to the Third Amended and Restated Loan Agreement (“the First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180,000. In May 2020, the Company entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which modified certain covenants under the ABL Facility. In December 2022, the Company entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on January 27, 2023. In May 2024, the Company entered into Amendment No. 4 to the Third Amended and Restated Loan Agreement (the “Fourth Amendment”), which, among other things, (1) extended the termination date for revolving commitments totaling $150,000 from March 24, 2025 ( “Existing Termination Date”) to May 6, 2029; (2) provided for leverage-based interest rate margin and commitment fee step-downs; and (3) replaced the Canadian BA Rate with Term CORRA as the applicable benchmark rate for all purposes under the ABL Facility for

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
revolving loans denominated in Canadian Dollars. Revolving commitments totaling $30,000 will terminate on the Existing Termination Date.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of June 30, 2024 was $180,000 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7,264 of outstanding letters of credit, the Company effectively had $172,736 available for borrowing under its ABL Facility as of June 30, 2024.
As of June 30, 2024 and December 31, 2023, there were no borrowings under the ABL Facility.
As of June 30, 2024 and December 31, 2023, the Company had $2,125 and $862, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of June 30, 2024.
Other Financing
Finance leases and other. Other borrowings as of June 30, 2024 and December 31, 2023 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
Receivable factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the First Lien Notes, Third Lien Notes, and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €70,000 of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires on December 31, 2026.
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

	June 30, 2024	December 31, 2023
Off-balance sheet arrangements	$62,471	$47,903
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Accounts receivable factored	$124,171	$114,260	$245,287	$217,305
Costs	767	636	1,420	1,073
As of June 30, 2024 and December 31, 2023, cash collections on behalf of the Factor that have yet to be remitted were $4,327 and $6,466, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023	Input
Forward foreign exchange contracts - other current assets	$216	$1,285	Level 2
Forward foreign exchange contracts - accrued liabilities	$(2,796)	$(998)	Level 2
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
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	June 30, 2024	December 31, 2023
Aggregate fair value	$997,262	$984,448
Aggregate carrying value (1)	$1,051,175	$1,038,808
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2024 and December 31, 2023, the notional amount of these contracts was $119,063 and $207,131, respectively, and consisted of hedges of cash flow transactions extending out to December 2024.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	(Loss) Gain Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Forward foreign exchange contracts	$(5,906)	$4,689	$(1,698)	$10,242
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Forward foreign exchange contracts	$506	$5,245	$1,168	$8,579

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
8. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$591	$—	$543
Interest cost	126	1,199	2,314	1,315
Expected return on plan assets	—	(330)	(2,113)	(308)
Amortization of prior service cost and actuarial loss	36	53	778	6
Pension settlement charge	46,787	—	—	—
Net periodic benefit cost	$46,949	$1,513	$979	$1,556

	Pension Benefits
	Six Months Ended June 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,189	$—	$1,078
Interest cost	1,945	2,411	4,628	2,610
Expected return on plan assets	(1,647)	(666)	(4,226)	(615)
Amortization of prior service cost and actuarial loss	591	106	1,556	12
Pension settlement charge	46,787	—	—	—
Net periodic benefit cost	$47,676	$3,040	$1,958	$3,085

	Other Postretirement Benefits
	Three Months Ended June 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$44	$13	$37
Interest cost	142	191	205	198
Amortization of prior service credit and actuarial (gain) loss	(730)	3	(609)	(21)
Net periodic benefit (income) cost	$(582)	$238	$(391)	$214

	Other Postretirement Benefits
	Six Months Ended June 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$89	$26	$75
Interest cost	284	385	410	395
Amortization of prior service credit and actuarial (gain) loss	(1,460)	7	(1,218)	(42)
Net periodic benefit (income) cost	$(1,164)	$481	$(782)	$428
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. The pension settlement charge is separately presented in the condensed consolidated statement of operations. All other components of net periodic benefit cost (income) are included in other expense, net in the condensed consolidated statements of operations for all periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Pension Plan Termination
On October 11, 2022, the Company’s Board of Directors approved a resolution to merge certain of the Company’s U.S. defined benefit pension plans and terminate the resulting merged plan (“U.S. Pension Plan”) effective December 31, 2022. In the fourth quarter of 2023, the Company completed the transfer of all lump sum payments to eligible plan participants who elected such lump sums or otherwise met the criteria for lump sum payments as part of the termination process.
On April 3, 2024, the Company irrevocably transferred approximately $137,000 of remaining pension benefit obligations and associated plan assets related to the U.S. Pension Plan to a highly rated insurance company, thereby reducing the Company’s pension obligations and assets by the same amount. As a result, the Company recognized a one-time, non-cash pension settlement charge of $46,787 ($48,190 net of tax) for both the three and six months ended June 30, 2024, primarily related to the accelerated recognition of accumulated actuarial losses included within AOCI in the condensed consolidated balance sheets. This transaction further de-risks the Company’s retirement-related plans by eliminating the potential for the Company to make future cash contributions to fund the remaining pension benefit obligations being transferred to the insurer. Beginning in June 2024, the insurance company began paying plan benefits to eligible plan participants through a group annuity contract. The termination of the U.S. Pension Plan is expected to be completed during the year ended December 31, 2024.
9. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign currency losses	$(3,695)	$(534)	$(5,666)	$(2,451)
Components of net periodic cost other than service cost	(690)	(1,765)	(1,956)	(3,510)
Factoring costs	(767)	(636)	(1,420)	(1,073)
Miscellaneous income	23	374	264	469
Other expense, net	$(5,129)	$(2,561)	$(8,778)	$(6,565)
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
Income tax expense, loss before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax expense	$8,080	$4,765	$12,211	$5,123
Loss before income taxes	(68,103)	(23,655)	(95,280)	(154,409)
Effective tax rate	(12)%	(20)%	(13)%	(3)%
The effective tax rate for the three and six months ended June 30, 2024 varied from the effective tax rate for the three and six months ended June 30, 2023 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustments to uncertain tax positions, and other permanent items.
The income tax rate for the three and six months ended June 30, 2024 and 2023 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, adjustments to uncertain tax positions, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of the Company’s 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and is in the process of contesting the matter. Currently, the protest with the IRS for the 2015-2018 tax years is with the IRS’s administrative appeals office, and the Company is having continuing discussion about the issue. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of and for both the three and six months ended June 30, 2024. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through June 30, 2024 is less than $10,000. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
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
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024. As further legislation becomes effective in countries in which the Company does business, the Company’s provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(76,243)	$(27,829)	$(107,903)	$(158,196)

Basic weighted average shares of common stock outstanding	17,564,015	17,334,918	17,513,076	17,282,462
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	17,564,015	17,334,918	17,513,076	17,282,462

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(4.34)	$(1.61)	$(6.16)	$(9.15)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(4.34)	$(1.61)	$(6.16)	$(9.15)
Securities excluded from the calculation of diluted loss per share were approximately 239,000 and 44,000 for the three months ended June 30, 2024 and 2023, respectively, and 232,000 and 42,000 for the six months ended June 30, 2024 and 2023, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
12. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
Foreign currency translation adjustment
Balance at beginning of period	$(164,901)		$(158,093)		$(157,656)		$(158,023)
Other comprehensive loss before reclassifications	(7,726)	(1)	(7,295)	(1)	(14,971)	(1)	(7,365)	(1)
Amounts reclassified from accumulated other comprehensive loss	—		—		—		—
Balance at end of period	$(172,627)		$(165,388)		$(172,627)		$(165,388)
Benefit plan liabilities
Balance at beginning of period	$(43,996)		$(60,151)		$(44,149)		$(60,251)
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $23, $(94), $45, and $(29), respectively)	3,972		(16)		4,242		(74)
Amounts reclassified from accumulated other comprehensive income	47,107	(2)	158	(3)	46,990	(4)	316	(5)
Balance at end of period	$7,083		$(60,009)		$7,083		$(60,009)
Fair value change of derivatives
Balance at beginning of period	$3,681		$10,646		$140		$8,303
Other comprehensive (loss) income before reclassifications (net of tax expense of $1, $1,419, $6, and $2,189, respectively)	(5,907)		3,270		(1,704)		8,053
Amounts reclassified from accumulated other comprehensive loss (net of no tax expense, $1,401, no tax expense, and $2,295, respectively)	(506)		(3,844)		(1,168)		(6,284)
Balance at end of period	$(2,732)		$10,072		$(2,732)		$10,072
Accumulated other comprehensive loss, ending balance	$(168,276)		$(215,325)		$(168,276)		$(215,325)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency balances that are of a long-term investment nature of $(7,341) and $1,979 for the three months ended June 30, 2024 and 2023, respectively, and $(15,784) and $(1,844) for the six months ended June 30, 2024 and 2023, respectively.
(2)Includes the effect of the amortization of actuarial gains of $(252) and amortization of prior service cost of $3, net of tax of $1,403, and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 8. “Pension and Postretirement Benefits Other Than Pensions” for additional information.
(3)Includes the effect of the amortization of actuarial losses of $147 and amortization of prior service cost of $6, net of tax of $5.
(4)Includes the effect of the amortization of actuarial gains of $(764) and amortization of prior service cost of $7, net of tax of $1,405, and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 8. “Pension and Postretirement Benefits Other Than Pensions” for additional information.
(5)Includes the effect of the amortization of actuarial losses of $294 and amortization of prior service cost of $12, net of tax of $10.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2024, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the six months ended June 30, 2024 or 2023.
14. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2024 and December 31, 2023, the Company had approximately $9,676 and $11,354, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
15. Segment Reporting
The Company had historically managed its automotive business in four reportable segments: North America, Europe, Asia Pacific and South America. All other business activities were reported in Corporate, eliminations and other. As disclosed in its 2023 Annual Report, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of the Company’s reportable segments, which are based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance. Based on this change, the Company established two reportable automotive segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. Additional information related to the composition of each reportable segment is included below:
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
•Fluid Handling Systems: The Fluid Handling Systems segment is comprised of products that help convey, connect, control and communicate throughout fluid systems for superior performance across diverse powertrains. The Company leverages its innovation expertise and vertically integrated manufacturing process with strong global standardization to support customers throughout the world.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,
	2024			2023
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
Sealing systems	$364,946	$11,886	$35,035	$372,977	$14,981	$35,562
Fluid handling systems	322,742	5,366	16,282	317,167	7,319	13,641
Total for reportable segments	$687,688	$17,252	$51,317	$690,144	$22,300	$49,203

	Six Months Ended June 30,
	2024			2023
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
Sealing systems	$716,225	$23,795	$56,406	$721,957	$30,204	$47,278
Fluid handling systems	628,257	10,196	27,264	617,765	12,442	17,844
Total for reportable segments	$1,344,482	$33,991	$83,670	$1,339,722	$42,646	$65,122

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total reportable segments adjusted EBITDA	$51,317	$49,203	$83,670	$65,122
Restructuring charges	(17,781)	(8,499)	(18,914)	(10,878)
Impairment charges	—	(654)	—	(654)
Pension settlement charge	(46,787)	—	(46,787)	—
Loss on refinancing and extinguishment of debt	—	—	—	(81,885)
Income tax expense	(8,080)	(4,765)	(12,211)	(5,123)
Interest expense, net of interest income	(28,635)	(34,034)	(57,916)	(64,254)
Depreciation and amortization	(25,873)	(27,816)	(52,336)	(55,798)
Corporate, eliminations and other (1)	(404)	(1,264)	(3,409)	(4,726)
Net loss attributable to Cooper-Standard Holdings Inc.	$(76,243)	$(27,829)	$(107,903)	$(158,196)
(1)    Includes revenue and expenses from the ISG business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments, and corporate-related costs including deferred compensation arrangements and advanced engineering spending.

	June 30, 2024	December 31, 2023
Segment assets:
Sealing systems	$832,569	$906,022
Fluid handling systems	705,262	735,465
Total segment assets	$1,537,831	$1,641,487
Corporate, eliminations and other	229,119	230,812
Consolidated	$1,766,950	$1,872,299

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production was negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, light vehicle production showed resilience and strong growth, supported by sustained consumer demand and OEM efforts to replenish depleted inventory levels. This resilience and growth was despite continued uncertainty in the global economy created by continued inflation, rising interest rates and increased geopolitical tension in key regions of the world. In 2024, we expect production growth will moderate as inventory levels ramp slowly higher, interest rates remain relatively high, and the geopolitical tensions driving global economic uncertainty persist.
In North America, U.S. consumer confidence has increased from 2023 levels but remains well below pre-pandemic historical averages. Slowing inflation and the Federal Reserve Board’s pause on policy rate actions have been key drivers of improved consumer sentiment. Uncertainty regarding the upcoming elections and the timing of potential interest rate cuts by the Federal Reserve have served to soften consumer sentiment. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.6 percent, 1.3 percent and 2.2 percent, respectively, in 2024.
In Europe, lower inflation and more stable energy costs are supporting stronger household consumption. Momentum in the services sector and the economy has slowly increased in the first half of the year. Uncertainty related to ongoing geopolitical tension and the war in Ukraine continues, however, and remain a constraining factor to overall economic activity. In the current uncertain environment, economists at the IMF are expecting the economy in the Eurozone region to grow by approximately 0.9 percent in 2024.
In the Asia Pacific region, China’s post-COVID-19 economy has been burdened by a protracted property crisis, weak consumer and business confidence, and mounting local government debts. In the first half of 2024, however, China’s economy has been buoyed by a rebound in private consumption and strong exports. As a result, economists at the IMF are expecting the Chinese economy to grow at a more modest 5.0 percent in 2024.
In South America, the Brazilian economy has started the first half of the year strong with an increase in the minimum wage and a continuing strong labor market contributing to consumer demand. Despite these drivers, inflation has stabilized slightly above target levels set by the Brazilian central bank. As a result, economists at the IMF are now estimating the Brazilian economy will grow 2.1 percent in 2024.

Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. These production rates can be impacted periodically by changing macro and micro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions and changing regulatory requirements, among other factors.
Light vehicle production by region for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions of units)	2024(1)	2023(1)	% Change	2024(1)	2023(1)	% Change
North America	4.2	4.1	1.7%	8.1	8.0	1.8%
Europe	4.4	4.7	(6.1)%	9.0	9.4	(3.5)%
Asia Pacific	12.3	12.1	1.4%	24.0	23.8	0.7%
Greater China	7.0	6.7	4.5%	13.3	12.7	5.1%
South America	0.7	0.8	(9.2)%	1.3	1.4	(8.0)%
(1)Production data based on S&P Global, July 2024.
Despite improved production in 2023 and the first half of 2024, overall vehicle inventory and expected production levels remain below pre-pandemic historical averages, with the exception of higher inventories of battery electric vehicles. Current industry forecasts suggest global light vehicle production in 2024 will be slightly lower than full year 2023, followed by modest growth in 2025 and 2026. Actual production volumes have varied and may further vary from forecasted levels due to a number of factors including, but not limited to, consumer demand, the regulatory environment, incentives offered and industry competitiveness. The electric vehicle segment has been particularly challenged with regard to production volumes meeting forecasted levels.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Since 2020, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business. In response, we worked with our customers to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduce our exposure and risk related to commodity price fluctuations going forward. Global commodity markets and pricing have stabilized to a large degree in 2024, and material cost impacts on our results for the six months ended June 30, 2024 were relatively small.
General Inflation and Recovery Strategy
We continue to experience inflationary cost pressures and diligently work to address these costs both internally and with our customers. As such, we continue to actively pursue pricing adjustments on current business and consider the impact of inflationary and other costs in our quotes for new business. The majority of our customers recognized these costs and customer negotiations for inflation recovery and sustainable pricing were initiated in 2023.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(dollar amounts in thousands)
Sales	$708,362	$723,740	$(15,378)	$1,384,787	$1,406,198	$(21,411)
Cost of products sold	625,422	646,026	(20,604)	1,240,204	1,286,656	(46,452)
Gross profit	82,940	77,714	5,226	144,583	119,542	25,041
Selling, administration & engineering expenses	52,408	54,605	(2,197)	107,774	106,694	1,080
Amortization of intangibles	1,605	1,672	(67)	3,266	3,479	(213)
Restructuring charges	17,781	8,499	9,282	18,914	10,878	8,036
Impairment charges	—	654	(654)	—	654	(654)
Operating income (loss)	11,146	12,284	(1,138)	14,629	(2,163)	16,792
Interest expense, net of interest income	(28,635)	(34,034)	5,399	(57,916)	(64,254)	6,338
Equity in earnings of affiliates	1,302	656	646	3,572	458	3,114
Loss on refinancing and extinguishment of debt	—	—	—	—	(81,885)	81,885
Pension settlement charge	(46,787)	—	(46,787)	(46,787)	—	(46,787)
Other expense, net	(5,129)	(2,561)	(2,568)	(8,778)	(6,565)	(2,213)
Loss before income taxes	(68,103)	(23,655)	(44,448)	(95,280)	(154,409)	59,129
Income tax expense	8,080	4,765	3,315	12,211	5,123	7,088
Net loss	(76,183)	(28,420)	(47,763)	(107,491)	(159,532)	52,041
Net (income) loss attributable to noncontrolling interests	(60)	591	(651)	(412)	1,336	(1,748)
Net loss attributable to Cooper-Standard Holdings Inc.	$(76,243)	$(27,829)	$(48,414)	$(107,903)	$(158,196)	$50,293

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Sales

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$708,362	$723,740	$(15,378)	$7,236	$(7,988)	$(14,626)
* Net of customer price adjustments, including recoveries.
Sales for the three months ended June 30, 2024 decreased 2.1% compared to the three months ended June 30, 2023. The decrease in sales was driven by the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, and the negative impact of foreign exchange. The decrease was partially offset by favorable volume and mix, net of customer price adjustments including recoveries.

Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(dollar amounts in thousands)
Cost of products sold	$625,422	$646,026	$(20,604)	$(2,198)	$3,312	$(21,718)
Gross profit	82,940	77,714	5,226	9,434	(11,300)	7,092
Gross profit percentage of sales	11.7%	10.7%
* Net of customer price adjustments, including recoveries.
** Net of divestitures and restructuring savings.
Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Materials comprise the largest component of our cost of products sold and represented approximately 51% and 52% of total cost of products sold for the three months ended June 30, 2024 and 2023, respectively. The change in cost of products sold was impacted by favorable volume and mix, manufacturing and purchasing savings through lean initiatives and lower energy costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Gross profit for the three months ended June 30, 2024 increased $5.2 million compared to the three months ended June 30, 2023. The change was driven by favorable volume and mix, net of customer price adjustments including recoveries, manufacturing and purchasing savings through lean initiatives and lower energy costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended June 30, 2024 were $52.4 million, or 7.4% of sales, compared to $54.6 million, or 7.5% of sales, for the three months ended June 30, 2023. The decrease was primarily due to lower compensation-related costs and foreign exchange.
Amortization of Intangibles. Intangibles amortization for the three months ended June 30, 2024 was relatively consistent compared to the three months ended June 30, 2023.
Restructuring Charges. Restructuring charges for the three months ended June 30, 2024 increased $9.3 million compared to the three months ended June 30, 2023. The increase was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024. See Note 3. “Restructuring” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Impairment Charges. Non-cash impairment charges for the three months ended June 30, 2023 primarily related to nonrecurring impairments of certain assets in Asia Pacific in the prior year.
Interest Expense, Net. Net interest expense for the three months ended June 30, 2024 decreased $5.4 million compared to the three months ended June 30, 2023, primarily due to a decrease in payment-in-kind interest on our Third Lien Notes. We elected to pay the third and fourth interest payments, due June 15, 2024 and December 15, 2024, respectively, in cash at the lower 5.625% Cash Pay interest rate as opposed to accruing for interest at the higher 10.625% PIK rate.
Pension Settlement Charge. A one-time, non-cash pension settlement charge of $46.8 million was incurred in the three months ended June 30, 2024 related to the termination of the aforementioned U.S. pension plan. See Note 8. “Pension and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Expense, Net. Other expense, net, for the three months ended June 30, 2024 increased $2.6 million compared to the three months ended June 30, 2023, primarily due to the unfavorable impact of foreign currency exchange, partially offset by a decrease in periodic benefit cost other than service cost.
Income Tax Expense. Income tax expense for the three months ended June 30, 2024 was $8.1 million on losses before income taxes of $68.1 million compared to an income tax expense of $4.8 million on losses before income taxes of $23.7 million for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 differed from the effective tax rate for the three months ended June 30, 2023 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustments to uncertain tax positions, and other permanent items.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Sales

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$1,384,787	$1,406,198	$(21,411)	$15,138	$(9,083)	$(27,466)
* Net of customer price adjustments, including recoveries.
Sales for the six months ended June 30, 2024 decreased 1.5%, compared to the six months ended June 30, 2023. The decrease in sales was driven by the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, and the negative impact of foreign exchange. The decrease was partially offset by favorable volume and mix, net of customer price adjustments including recoveries.

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,240,204	$1,286,656	$(46,452)	$(8,876)	$10,957	$(48,533)
Gross profit	144,583	119,542	25,041	24,014	(20,040)	21,067
Gross profit percentage of sales	10.4%	8.5%
* Net of customer price adjustments, including recoveries.
** Net of divestitures and restructuring savings.
The Company’s material portion of cost of products sold was approximately 51% and 52% of total cost of products sold for the six months ended June 30, 2024 and 2023, respectively. The change in cost of products sold was impacted by favorable volume and mix, manufacturing and purchasing savings through lean initiatives and lower energy costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Gross profit for the six months ended June 30, 2024 increased 20.9% compared to the six months ended June 30, 2023. The change was driven by favorable volume and mix, net of customer price adjustments including recoveries, manufacturing and purchasing savings through lean initiatives and lower energy costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the six months ended June 30, 2024 were $107.8 million, or 7.8% of sales, compared to $106.7 million, or 7.6% of sales for the six months ended June 30, 2023. The increase was primarily due to higher compensation-related costs, partially offset by foreign exchange.
Amortization of Intangibles. Intangibles amortization for the six months ended June 30, 2024 was comparable to the six months ended June 30, 2023.
Restructuring Charges. Restructuring charges for the six months ended June 30, 2024 increased $8.0 million compared to the six months ended June 30, 2023. The increase was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024. See Note 3. “Restructuring” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Impairment Charges. Impairment charges for the six months ended June 30, 2023, primarily related to nonrecurring impairments of certain assets in Asia Pacific in the prior year.
Interest Expense, Net. Net interest expense for the six months ended June 30, 2024 decreased $6.3 million compared to the six months ended June 30, 2023, primarily due to a decrease in payment-in-kind interest on our Third Lien Notes. We elected to pay the third and fourth interest payments, due June 15, 2024 and December 15, 2024, respectively, in cash at the lower 5.625% Cash Pay interest rate as opposed to accruing for interest at the higher 10.625% PIK rate.

Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the six months ended June 30, 2023 was $81.9 million which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to refinancing transactions that occurred in 2023.
Pension Settlement Charge. A one-time, non-cash pension settlement charge of $46.8 million was incurred in the six months ended June 30, 2024 related to the termination of the aforementioned U.S. pension plan. See Note 8. “Pension and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Expense, Net. Other expense, net for the six months ended June 30, 2024 increased $2.2 million compared to the six months ended June 30, 2023, primarily due to the unfavorable impact of foreign currency exchange, partially offset by a decrease in periodic benefit cost other than service cost.
Income Tax Expense. Income tax expense for the six months ended June 30, 2024 was $12.2 million on losses before income taxes of $95.3 million compared to income tax expense of $5.1 million on losses before income taxes of $154.4 million for the six months ended June 30, 2023. The effective tax rate for the six months ended June 30, 2024 differed primarily from the effective tax rate for the six months ended June 30, 2023 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustment to uncertain tax positions, and other permanent items.
Segment Results of Operations
Effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the CODM manages the business, allocates resources, makes operating decisions, and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All reportable segment information included in this Form 10-Q is reflective of this new structure and prior period information has been revised to conform to the Company’s current period segment presentation.
The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Sales

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume/ Mix	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing systems	$364,946	$372,977	$(8,031)	$(2,485)	$(5,546)
Fluid handling systems	322,742	317,167	5,575	8,017	(2,442)
Total for reportable segments	$687,688	$690,144	$(2,456)	$5,532	$(7,988)
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $1.8 million impact of the Chinese Renminbi, $1.4 million impact of the Euro, $1.3 million impact of the Brazilian Real, and $1.0 million unfavorable impact of all other currencies.
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by improved customer recoveries, partially offset by lower customer volumes. The unfavorable foreign currency exchange impact was primarily driven by the Korean Won and Chinese Renminbi.

Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume/ Mix	Foreign Exchange	Cost Decreases/(Increases)*
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing systems	$35,035	$35,562	$(527)	$(3,004)	$(4,995)	$7,472
Fluid handling systems	16,282	13,641	2,641	10,858	(9,761)	1,544
Total for reportable segments	$51,317	$49,203	$2,114	$7,854	$(14,756)	$9,016
* Net of divestitures and restructuring savings.
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer recoveries and lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $2.1 million impact of the Brazilian Real, $0.9 million impact of the Mexican Peso, $0.6 million impact of the Chinese Renminbi, and $1.4 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $12.5 million of favorable manufacturing and purchasing savings through lean initiatives, partially offset by $4.1 million of general inflation costs (including salary, transportation, and other costs), and $0.9 million of all other operational costs.
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by improved customer recoveries and higher customer volumes. The unfavorable foreign currency exchange impact was driven by a $6.7 million impact of the Mexican Peso, $1.4 million impact of the Costa Rican Colon, $1.0 million impact of the Brazilian Real, and $0.7 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $6.1 million of favorable manufacturing and purchasing savings through lean initiatives, and $0.6 million of all other operational costs, partially offset by $5.2 million of general inflation costs (including salary, transportation, and other costs).
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Sales

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume/ Mix	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing systems	$716,225	$721,957	$(5,732)	$(52)	$(5,680)
Fluid handling systems	628,257	617,765	10,492	13,895	(3,403)
Total for reportable segments	$1,344,482	$1,339,722	$4,760	$13,843	$(9,083)
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer recoveries, partially offset by higher customer volumes. The unfavorable foreign currency exchange impact was driven by a $4.1 million impact of the Chinese Renminbi and $1.6 million unfavorable impact of all other currencies.
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by improved customer recoveries, partially offset by lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $1.7 million impact of the Korean Won, $1.6 million impact of the Chinese Renminbi, and $0.1 million unfavorable impact of all other currencies.

Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2024	2023	Change	Volume/ Mix	Foreign Exchange	Cost (Increases)/ Decreases*
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing systems	$56,406	$47,278	$9,128	$1,504	$(7,860)	$15,484
Fluid handling systems	27,264	17,844	9,420	20,590	(16,175)	5,005
Total for reportable segments	$83,670	$65,122	$18,548	$22,094	$(24,035)	$20,489
* Net of divestitures and restructuring savings.
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by higher customer volumes, partially offset by lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $3.0 million impact of the Brazilian Real, $2.5 million impact of the Mexican Peso, $1.6 million impact of the Polish Zloty, and $0.8 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $24.2 million of favorable manufacturing and purchasing savings through lean initiatives, partially offset by $6.9 million of general inflation costs (including salary, transportation, and other costs), and $1.8 million of all other operational costs.
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by improved customer recoveries, partially offset by lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $11.5 million impact of the Mexican Peso, $3.1 million impact of the Costa Rican Colon, $1.2 million impact of the Brazilian Real and $0.4 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $14.7 million of favorable manufacturing and purchasing savings through lean initiatives, partially offset by $9.5 million of general inflation costs (including salary, transportation, and other costs), and $0.2 million of all other operational costs.
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
We continue to actively preserve cash and enhance liquidity, including proactively managing our capital expenditures. We continuously monitor and forecast our liquidity situation in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our ABL Facility, depend on our future operating performance and cash flows and many factors outside of our control, including industry production levels, the costs of raw materials, the state of the overall automotive industry and financial and economic conditions, including work stoppages and the continued impact of public health events, and other factors. Based on those actions and current projections of light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, availability under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.
Cash Flows
Operating Activities. Net cash used in operations was $26.2 million for the six months ended June 30, 2024, compared to net cash provided by operations of $17.2 million for the six months ended June 30, 2023. The net change was primarily due to changes in net working capital balances, partially offset by higher cash earnings.
Investing Activities. Net cash used in investing activities was $27.8 million for the six months ended June 30, 2024, compared to net cash used in investing activities of $45.1 million for the six months ended June 30, 2023. The net change was primarily due to lower capital expenditures. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $50.0 to $60.0 million on capital expenditures in 2024.

Financing Activities. Net cash used in financing activities totaled $3.5 million for the six months ended June 30, 2024, compared to net cash used in financing activities of $79.0 million for the six months ended June 30, 2023. The net change was primarily due to the impact of refinancing transactions that occurred in 2023.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of June 30, 2024, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the six months ended June 30, 2024 or 2023.
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
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements, but Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline incurred a net loss of $0.7 million and $0.4 million during the three months and six months ended June 30, 2024, respectively. As of June 30, 2024, Liveline had less than $0.1 million of gross assets, and will rely on Cooper Standard for necessary funding until it is able to sustain itself through sales of its products and services.
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
In addition, we believe EBITDA and Adjusted EBITDA and similar measures are widely used by investors, securities analysts and other interested parties in evaluating our performance. We define Adjusted EBITDA as net income (loss) plus income tax expense (benefit), interest expense, net of interest income, depreciation and amortization or EBITDA, as adjusted for items that management does not consider to be reflective of our core operating performance. These adjustments include, but are not limited to, restructuring costs, certain impairment charges, non-cash fair value adjustments and acquisition-related costs.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(76,243)	$(27,829)	$(107,903)	$(158,196)
Income tax expense	8,080	4,765	12,211	5,123
Interest expense, net of interest income	28,635	34,034	57,916	64,254
Depreciation and amortization	25,873	27,816	52,336	55,798
EBITDA	$(13,655)	$38,786	$14,560	$(33,021)
Restructuring charges	17,781	8,499	18,914	10,878
Impairment charges (1)	—	654	—	654
Loss on refinancing and extinguishment of debt (2)	—	—	—	81,885
Pension settlement charge (3)	46,787	—	46,787	—
Adjusted EBITDA	$50,913	$47,939	$80,261	$60,396

(1)Non-cash impairment charges in 2023 related to certain assets in Asia Pacific.
(2)Loss on refinancing and extinguishment of debt relating to refinancing transactions in 2023.
(3)One-time, non-cash pension settlement charge and administrative fees incurred related to the termination of our U.S. Pension Plan.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 14. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2024, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 13. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2024 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2024 through April 30, 2024	—	$—	—	$98.7
May 1, 2024 through May 31, 2024	1,514	14.55	—	98.7
June 1, 2024 through June 30, 2024	—	—	—	98.7
Total	1,514		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*
Amendment No. 4 dated May 6, 2024, to the Third Amended and Restated Loan Agreement by and among Cooper-Standard Automotive Inc. and Cooper-Standard Automotive Canada Limited, together as Borrowers, CS Intermediate HoldCo 1 LLC, certain financial institutions, as Lenders, and Bank of America, N.A., as agent to the Lenders.

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

COOPER-STANDARD HOLDINGS INC.

August 2, 2024	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)