Form 10-Q
period 2024-09-30
Cooper-Standard Holdings Inc.
filed 2024-11-01
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 25, 2024, there were 17,326,531 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2024

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$685,353	$736,038	$2,070,140	$2,142,236
Cost of products sold	609,041	629,504	1,849,245	1,916,160
Gross profit	76,312	106,534	220,895	226,076
Selling, administration & engineering expenses	49,698	49,834	157,472	156,528
Loss on sale of businesses, net	—	334	—	334
Amortization of intangibles	1,628	1,662	4,894	5,141
Restructuring charges	1,516	2,046	20,430	12,924
Impairment charges	—	—	—	654
Operating income	23,470	52,658	38,099	50,495
Interest expense, net of interest income	(29,125)	(33,803)	(87,041)	(98,057)
Equity in earnings of affiliates	1,258	682	4,830	1,140
Loss on refinancing and extinguishment of debt	—	—	—	(81,885)
Pension settlement credit (charge)	2,216	—	(44,571)	—
Other expense, net	(5,851)	(3,816)	(14,629)	(10,381)
(Loss) income before income taxes	(8,032)	15,721	(103,312)	(138,688)
Income tax expense	2,861	4,338	15,072	9,461
Net (loss) income	(10,893)	11,383	(118,384)	(148,149)
Net (income) loss attributable to noncontrolling interests	(164)	(20)	(576)	1,316
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(11,057)	$11,363	$(118,960)	$(146,833)

(Loss) income per share:
Basic	$(0.63)	$0.65	$(6.78)	$(8.47)
Diluted	$(0.63)	$0.65	$(6.78)	$(8.47)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(10,893)	$11,383	$(118,384)	$(148,149)
Other comprehensive (loss) income:
Currency translation adjustment	10,779	(3,296)	(4,003)	(10,278)
Benefit plan liabilities adjustment, net of tax	(952)	45	2,090	287
Pension settlement, net of tax	—	—	48,190	—
Fair value change of derivatives, net of tax	(2,101)	(4,821)	(4,973)	(3,052)
Other comprehensive income (loss), net of tax	7,726	(8,072)	41,304	(13,043)
Comprehensive (loss) income	(3,167)	3,311	(77,080)	(161,192)
Comprehensive loss (income) attributable to noncontrolling interests	114	718	(487)	1,671
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(3,053)	$4,029	$(77,567)	$(159,521)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,734	$154,801
Accounts receivable, net	386,225	380,562
Tooling receivable, net	72,712	80,225
Inventories	177,245	146,846
Prepaid expenses	33,253	28,328
Value added tax receivable	54,753	69,684
Other current assets	40,114	40,140
Total current assets	872,036	900,586
Property, plant and equipment, net	565,380	608,431
Operating lease right-of-use assets, net	90,244	91,126
Goodwill	140,727	140,814
Intangible assets, net	35,758	40,568
Other assets	93,393	90,774
Total assets	$1,797,538	$1,872,299

Liabilities and Equity
Current liabilities:
Debt payable within one year	$49,167	$50,712
Accounts payable	332,233	334,578
Payroll liabilities	111,453	132,422
Accrued liabilities	135,904	116,954
Current operating lease liabilities	19,433	18,577
Total current liabilities	648,190	653,243
Long-term debt	1,058,004	1,044,736
Pension benefits	100,882	100,578
Postretirement benefits other than pensions	28,147	28,940
Long-term operating lease liabilities	74,437	76,482
Other liabilities	50,928	58,053
Total liabilities	1,960,588	1,962,032
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,392,340 shares issued and 17,326,531 shares outstanding as of September 30, 2024, and 19,263,288 shares issued and 17,197,479 shares outstanding as of December 31, 2023	17	17
Additional paid-in capital	515,927	512,164
Retained deficit	(510,776)	(391,816)
Accumulated other comprehensive loss	(160,272)	(201,665)
Total Cooper-Standard Holdings Inc. equity	(155,104)	(81,300)
Noncontrolling interests	(7,946)	(8,433)
Total equity	(163,050)	(89,733)
Total liabilities and equity	$1,797,538	$1,872,299
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	92,666	—	668	—	—	668	—	668
Net (loss) income	—	—	—	(31,660)	—	(31,660)	352	(31,308)
Other comprehensive (loss) income	—	—	—	—	(3,551)	(3,551)	137	(3,414)
Balance as of March 31, 2024	17,290,145	$17	$512,832	$(423,476)	$(205,216)	$(115,843)	$(7,944)	$(123,787)
Share-based compensation, net	28,762	—	2,073	—	—	2,073	—	2,073
Net (loss) income	—	—	—	(76,243)	—	(76,243)	60	(76,183)
Other comprehensive income	—	—	—	—	36,940	36,940	52	36,992
Balance as of June 30, 2024	17,318,907	$17	$514,905	$(499,719)	$(168,276)	$(153,073)	$(7,832)	$(160,905)
Share-based compensation, net	7,624	—	1,022	—	—	1,022	—	1,022
Net (loss) income	—	—	—	(11,057)	—	(11,057)	164	(10,893)
Other comprehensive income (loss)	—	—	—	—	8,004	8,004	(278)	7,726
Balance as of September 30, 2024	17,326,531	$17	$515,927	$(510,776)	$(160,272)	$(155,104)	$(7,946)	$(163,050)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive (Loss) Income	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	30,489	—	740	—	—	740	—	740
Net loss	—	—	—	(130,367)	—	(130,367)	(745)	(131,112)
Other comprehensive income (loss)	—	—	—	—	2,373	2,373	(23)	2,350
Balance as of March 31, 2023	17,138,518	$17	$508,238	$(320,198)	$(207,598)	$(19,541)	$(7,289)	$(26,830)
Share-based compensation, net	58,035	—	868	—	—	868	—	868
Net loss	—	—	—	(27,829)	—	(27,829)	(591)	(28,420)
Other comprehensive (loss) income	—	—	—	—	(7,727)	(7,727)	406	(7,321)
Balance as of June 30, 2023	17,196,553	$17	$509,106	$(348,027)	$(215,325)	$(54,229)	$(7,474)	$(61,703)
Share-based compensation, net	926	—	1,016	—	—	1,016	—	1,016
Net income	—	—	—	11,363	—	11,363	20	11,383
Other comprehensive loss	—	—	—	—	(7,334)	(7,334)	(738)	(8,072)
Balance as of September 30, 2023	17,197,479	$17	$510,122	$(336,664)	$(222,659)	$(49,184)	$(8,192)	$(57,376)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss	$(118,384)	$(148,149)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	73,358	77,876
Amortization of intangibles	4,894	5,141
Loss on sale of businesses, net	—	334
Impairment charges	—	654
Pension settlement charge	44,571	—
Share-based compensation expense	7,057	4,071
Equity in (earnings) losses of affiliates, net of dividends related to earnings	(1,199)	1,159
Loss on refinancing and extinguishment of debt	—	81,885
Payment-in-kind interest	12,367	44,019
Deferred income taxes	1,889	(586)
Other	4,036	3,606
Changes in operating assets and liabilities	(26,942)	(32,394)
Net cash provided by operating activities	1,647	37,616
Investing activities:
Capital expenditures	(39,014)	(63,184)
Proceeds from sale of businesses, net of cash divested	—	15,351
Other	287	358
Net cash used in investing activities	(38,727)	(47,475)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	924,299
Repayment and refinancing of long-term debt	—	(927,046)
Principal payments on long-term debt	(1,901)	(1,613)
Borrowings on revolving credit facility, net	—	120,000
Decrease in short-term debt, net	(2,356)	(1,241)
Debt issuance costs and other fees	(1,921)	(74,376)
Taxes withheld and paid on employees' share-based payment awards	(612)	(214)
Other	—	(439)
Net cash (used in) provided by financing activities	(6,790)	39,370
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(2,569)	(8,307)
Changes in cash, cash equivalents and restricted cash	(46,439)	21,204
Cash, cash equivalents and restricted cash at beginning of period	163,061	192,807
Cash, cash equivalents and restricted cash at end of period	$116,622	$214,011

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	September 30, 2024	December 31, 2023
Cash and cash equivalents	$107,734	$154,801
Restricted cash included in other current assets	7,176	7,244
Restricted cash included in other assets	1,712	1,016
Total cash, cash equivalents and restricted cash	$116,622	$163,061
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2024 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
As disclosed in its 2023 Annual Report, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Form 10-Q is reflective of this new structure and prior period information has been revised to conform to the Company’s current period presentation. Refer to Note 16. “Segment Reporting” for additional information on the Company’s reportable segments and to Note 6. “Goodwill and Intangible Assets” for the impact thereof to the evaluation of recorded goodwill balances.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the nine months ended September 30, 2024, which did not have a material impact on its condensed consolidated financial statements:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which are not expected to have a material impact on its consolidated financial statements or disclosures:

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
2. Divestitures
2023 Divestiture
In the second quarter of 2023, the Company signed a share purchase and assignment agreement to sell its European technical rubber products business. In the third quarter of 2023, the Company closed the transaction and received cash proceeds in the amount of $15,009. Upon finalization of the sale, during the three months ended September 30, 2023, the Company recorded a loss of $443 in its condensed consolidated statements of operations. The loss included the write off of goodwill with a carrying amount of $1,300.
2023 Joint Venture Divestiture
In the third quarter of 2023, the Company completed the sale of its entire controlling equity interest of a joint venture in the Asia Pacific region. As a result, during the three months ended September 30, 2023, the Company recorded a gain of $109 in its condensed consolidated statements of operations.
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
Consistent with the Company’s change in reportable segments as described in Note 1. “Overview”, the Company has revised its revenue disaggregation presentation to align with the new reportable segment structure. Revenue by customer group for the three months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$345,944	$307,158	$—	$653,102
Commercial	6,799	2,558	1,927	11,284
Other	622	4,023	16,322	20,967
Revenue	$353,365	$313,739	$18,249	$685,353

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the nine months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,045,791	$922,209	$—	$1,968,000
Commercial	22,150	8,409	6,145	36,704
Other	1,649	11,378	52,409	65,436
Revenue	$1,069,590	$941,996	$58,554	$2,070,140
Revenue by customer group for the three months ended September 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$364,053	$334,693	$596	$699,342
Commercial	6,612	3,208	1,838	11,658
Other	293	3,916	20,829	25,038
Revenue	$370,958	$341,817	$23,263	$736,038
Revenue by customer group for the nine months ended September 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,070,182	$938,005	$2,649	$2,010,836
Commercial	21,995	9,544	5,793	37,332
Other	738	12,033	81,297	94,068
Revenue	$1,092,915	$959,582	$89,739	$2,142,236
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for an improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fuel and Brake Delivery Systems	Sense, deliver and control fluids to fuel and brake systems.
Fluid Transfer Systems	Sense, deliver and control fluids and vapors for optimal powertrain & HVAC operation.
Revenue by geographical region for the three months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$158,564	$236,718	$—	$395,282
Europe	107,022	29,637	—	136,659
Asia Pacific	61,264	37,935	—	99,199
South America	26,515	9,449	—	35,964
Corporate, eliminations and other	—	—	18,249	18,249
Revenue	$353,365	$313,739	$18,249	$685,353

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by geographical region for the nine months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$467,435	$702,306	$—	$1,169,741
Europe	355,836	95,974	—	451,810
Asia Pacific	176,468	117,976	—	294,444
South America	69,851	25,740	—	95,591
Corporate, eliminations and other	—	—	58,554	58,554
Revenue	$1,069,590	$941,996	$58,554	$2,070,140
Revenue by geographical region for the three months ended September 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$150,913	$259,993	$—	$410,906
Europe	116,466	31,084	—	147,550
Asia Pacific	78,128	41,843	—	119,971
South America	25,451	8,897	—	34,348
Corporate, eliminations and other	—	—	23,263	23,263
Revenue	$370,958	$341,817	$23,263	$736,038
Revenue by geographical region for the nine months ended September 30, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$427,183	$717,650	$—	$1,144,833
Europe	389,237	98,064	—	487,301
Asia Pacific	203,490	120,170	—	323,660
South America	73,005	23,698	—	96,703
Corporate, eliminations and other	—	—	89,739	89,739
Revenue	$1,092,915	$959,582	$89,739	$2,142,236
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2024	December 31, 2023	Change
Contract assets	$698	$437	$261
Contract liabilities	(15)	(15)	—
Net contract assets	$683	$422	$261
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 were current liabilities of $9,509 and $10,164, respectively, and long-term liabilities of $1,662 and $4,293, respectively.
The Company provides assurance-type warranties to its customers. Such warranties provide customers with assurance that the related product will function as intended and complies with any agreed-upon specifications, and are recognized in cost of products sold.
4. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure that it is properly configured and sized based on changing market conditions. Accordingly, the Company has implemented several restructuring initiatives, including the closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
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
During the three and nine months ended September 30, 2024, the Company recognized total restructuring expenses of $1,516 and $20,430, respectively, $17,200 of which related to the restructuring plan approved in May 2024. The Company anticipates total expense related to the restructuring plan approved in May 2024 of approximately $17,200 to $19,000 to be primarily recognized in 2024. The cash expenditures include severance and other related costs directly attributable to the restructuring activities which will be paid in 2024 and 2025. The Company anticipates these restructuring activities to provide approximately $40,000 to $45,000 in annualized savings upon completion.
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
As further described in Note 16. “Segment Reporting”, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. Accordingly, prior period restructuring charges have been revised to conform to the Company’s current period presentation. Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sealing systems	$1,087	$3,262	$12,261	$7,527
Fluid handling systems	(27)	216	2,798	6,458
Corporate and other	456	(1,432)	5,371	(1,061)
Total	$1,516	$2,046	$20,430	$12,924

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring activity for the nine months ended September 30, 2024 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$18,960	$5,333	$24,293
Expense	18,949	1,481	20,430
Cash payments	(16,852)	(4,367)	(21,219)
Foreign exchange translation and other	363	(241)	122
Balance as of September 30, 2024	$21,420	$2,206	$23,626
5. Inventories
Inventories consist of the following:

	September 30, 2024	December 31, 2023
Finished goods	$47,839	$38,022
Work in process	45,769	38,284
Raw materials and supplies	83,637	70,540
Total	$177,245	$146,846
6. Goodwill and Intangible Assets
Goodwill
As further described in Note 16. “Segment Reporting”, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. Based on this change, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. The two reportable segments, along with the Industrial Specialty Group business, are the applicable reporting units for purposes of goodwill assignment and evaluation.
As a result of the segment realignment, the Company allocated goodwill to the reporting units existing under the new organizational structure on a relative fair value basis. The Company estimated the fair values of the reporting units based upon the present value of their anticipated future cash flows. The Company’s determination of fair value involved judgment and the use of estimates and assumptions. In conjunction with the goodwill allocation, the Company performed a quantitative impairment assessment of goodwill immediately before and after the segment realignment. The quantitative analyses did not result in any impairment charges as the fair value of each reporting unit exceeded its respective carrying value. Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2024 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2023	$47,775	$80,303	$12,736	$140,814
Foreign exchange translation	(87)	—	—	(87)
Balance as of September 30, 2024	$47,688	$80,303	$12,736	$140,727
Goodwill is tested for impairment by reporting unit annually, or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of September 30, 2024 and December 31, 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,492	$(136,962)	$15,530
Other	38,232	(18,004)	20,228
Balance as of September 30, 2024	$190,724	$(154,966)	$35,758

Customer relationships	$152,403	$(133,698)	$18,705
Other	38,090	(16,227)	21,863
Balance as of December 31, 2023	$190,493	$(149,925)	$40,568
7. Debt and Other Financing
A summary of outstanding debt as of September 30, 2024 and December 31, 2023 is as follows:

	September 30, 2024	December 31, 2023
First Lien Notes	$610,299	$595,966
Third Lien Notes	387,797	386,681
2026 Senior Notes	42,396	42,338
Finance leases	20,259	22,243
Other borrowings	46,420	48,220
Total debt	1,107,171	1,095,448
Less: current portion	(49,167)	(50,712)
Total long-term debt	$1,058,004	$1,044,736
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay up to 4.50% of such interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of September 30, 2024 and December 31, 2023, the outstanding aggregate principal amount of the First Lien Notes of $610,299 and $595,966, respectively, recognized in the condensed consolidated balance sheets reflect the election to pay 4.50% of the first three interest payments as payment-in-kind. The Company has elected to pay the fourth interest payment on the First Lien Notes due December 15, 2024 in cash.
As of September 30, 2024 and December 31, 2023, the Company had $6,296 and $8,184, respectively, of unamortized debt issuance costs, and $259 and $337, respectively, of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of September 30, 2024 and December 31, 2023, the outstanding aggregate principal amount of the Third Lien Notes of $387,797 and $386,681, respectively, recognized in the condensed consolidated balance sheets reflect the election to fully pay the first two interest payments as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
payment-in-kind. The Company elected to pay the third and fourth interest payments on the Third Lien Notes due June 15, 2024 and December 15, 2024, respectively, in cash.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of September 30, 2024 and December 31, 2023, the Company had $3,970 and $5,087, respectively, of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remained outstanding. As of September 30, 2024 and December 31, 2023, the outstanding aggregate amount of the 2026 Senior Notes recognized in the condensed consolidated balance sheets is $42,396 and $42,338, respectively. The 2026 Senior Notes mature on November 15, 2026 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on May 15 and November 15 of each year.
Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of September 30, 2024 and December 31, 2023, the Company had $158 and $216, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the condensed consolidated balance sheets.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. In March 2020, the Company entered into Amendment No. 1 to the Third Amended and Restated Loan Agreement (“the First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180,000. In May 2020, the Company entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which modified certain covenants under the ABL Facility. In December 2022, the Company entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on January 27, 2023. In May 2024, the Company entered into Amendment No. 4 to the Third Amended and Restated Loan Agreement (the “Fourth Amendment”), which, among other things, (1) extended the termination date for revolving commitments totaling $150,000 from March 24, 2025 ( “Existing Termination Date”) to May 6, 2029; (2) provided for leverage-based interest rate margin and commitment fee step-downs; and (3) replaced the Canadian BA Rate with Term CORRA as the applicable benchmark rate for all purposes under the ABL Facility for revolving loans denominated in Canadian Dollars. In September 2024, the Company entered into an agreement which transferred and assigned revolving commitments totaling $35,000 from certain existing ABL Facility lenders to new ABL Facility lenders and which also extended the termination date for all outstanding revolving commitments not previously extended from the Existing Termination Date to May 6, 2029.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase. The Company’s borrowing base as of September 30, 2024 was $180,000 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $6,888 of outstanding letters of credit, the Company effectively had $173,112 available for borrowing under its ABL Facility as of September 30, 2024.
As of September 30, 2024 and December 31, 2023, there were no borrowings under the ABL Facility.
As of September 30, 2024 and December 31, 2023, the Company had $1,890 and $862, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of September 30, 2024.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Other Financing
Finance leases and other. Other borrowings as of September 30, 2024 and December 31, 2023 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
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

	September 30, 2024	December 31, 2023
Off-balance sheet arrangements	$62,205	$47,903
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Accounts receivable factored	$122,449	$86,575	$367,736	$303,880
Costs	696	652	2,116	1,725
As of September 30, 2024 and December 31, 2023, cash collections on behalf of the Factor that have yet to be remitted were $3,179 and $6,466, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$—	$1,285	Level 2
Forward foreign exchange contracts - accrued liabilities	$(4,687)	$(998)	Level 2
Derivatives not designated as hedging instruments: (1)
Forward foreign exchange contracts - other current assets	$—	$—	Level 2
Forward foreign exchange contracts - accrued liabilities	$—	$—	Level 2
(1)    The derivatives not designated as hedging instruments had a zero fair value as of September 30, 2024 due to the one-month forward exchange contract being executed on such date. At inception, forward contracts usually have zero fair values as a result of there being no immediate value attributed to the contract. The Company did not have any outstanding non-designated derivatives as of December 31, 2023.
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
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	September 30, 2024	December 31, 2023
Aggregate fair value	$1,010,079	$984,448
Aggregate carrying value (1)	$1,051,175	$1,038,808
(1)    Excludes unamortized debt issuance costs and unamortized original issue discount.
Fair values were based on quoted market prices and are classified within Level 1 of the fair value hierarchy.
Derivative Instruments and Hedging Activities
The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and commodity prices. The Company enters into derivative instruments primarily to hedge portions of its forecasted foreign currency denominated cash flows and designates these derivative instruments as cash flow hedges in order to qualify for hedge accounting. The Company also enters into derivative instruments to manage exposure related to foreign currency denominated monetary assets and liabilities.
The Company formally documents its hedge relationships, including the identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking various hedge transactions. The Company also formally assesses whether a cash flow hedge is highly effective in offsetting changes in cash flows of the hedged item. Derivatives are recorded at fair value in other current assets, other assets, accrued liabilities and other long-term liabilities.
For a cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (loss) (“AOCI”) in the condensed consolidated balance sheets, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations. Derivatives not designated as hedging instruments are marked-to-market with changes in fair value recorded in earnings. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the consolidated statements of cash flows.

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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2024 and December 31, 2023, the notional amount of these contracts was $244,045 and $207,131, respectively, and consisted of hedges of cash flow transactions extending out to December 2025.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	(Loss) Gain Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges	$(4,040)	$(813)	$(5,738)	$9,429
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	(Loss) Gain Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash flow hedges	$(1,932)	$4,321	$(764)	$12,900
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. Effective in the third quarter of 2024, the Company began using one-month forward contracts to manage exposure related to foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815, and therefore are marked-to-market with changes in fair value recorded to earnings. The principal currency hedged by the Company is the Mexican Peso. As of September 30, 2024, the notional amount outstanding was $14,749. The Company did not have any outstanding non-designated derivatives as of December 31, 2023.
Pretax amounts related to the Company’s non-designated derivatives recognized in other expense, net were as follows:

	Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-designated foreign currency contracts	$233	$—	$233	$—

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
9. Pension and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$585	$—	$548
Interest cost	126	1,202	2,314	1,318
Expected return on plan assets	—	(332)	(2,113)	(309)
Amortization of prior service cost and actuarial loss	36	53	778	6
Pension settlement credit	(2,216)	—	—	—
Net periodic benefit (income) cost	$(2,054)	$1,508	$979	$1,563

	Pension Benefits
	Nine Months Ended September 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,774	$—	$1,626
Interest cost	2,071	3,613	6,942	3,928
Expected return on plan assets	(1,647)	(998)	(6,339)	(924)
Amortization of prior service cost and actuarial loss	627	159	2,334	18
Pension settlement charge	44,571	—	—	—
Net periodic benefit cost	$45,622	$4,548	$2,937	$4,648

	Other Postretirement Benefits
	Three Months Ended September 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$6	$45	$13	$37
Interest cost	142	192	205	198
Amortization of prior service credit and actuarial (gain) loss	(730)	3	(609)	(21)
Net periodic benefit (income) cost	$(582)	$240	$(391)	$214

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$18	$134	$39	$112
Interest cost	426	577	615	593
Amortization of prior service credit and actuarial (gain) loss	(2,190)	10	(1,827)	(63)
Net periodic benefit (income) cost	$(1,746)	$721	$(1,173)	$642
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. The pension settlement credit is separately presented in the condensed consolidated statement of operations for the three months ended September 30, 2024. The pension settlement charge is separately presented in the condensed consolidated statement of operations for the nine

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
months ended September 30, 2024. All other components of net periodic benefit cost (income) are included in other expense, net in the condensed consolidated statements of operations for all periods presented.
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
In the third quarter of 2024, the Company received $2,216 of excess plan assets from the insurance company administering the group annuity contract due to a reduction in remaining pension benefit obligations transferred to the insurer. The Company received $775 of cash and elected to use the remaining $1,441 to fund future obligations associated with the Company’s U.S. salaried defined contribution savings plan. The Company recognized a pension settlement credit of $2,216 in the condensed consolidated statements of operations for the three months ended September 30, 2024 related to the refund of plan assets.
For the nine months ended September 30, 2024, the Company recognized a net one-time, non-cash pension settlement charge of $44,571 ($45,974 net of tax) in the condensed consolidated statements of operations, primarily related to the accelerated recognition of accumulated actuarial losses included within AOCI in the condensed consolidated balance sheets.
The termination of the U.S. Pension Plan is expected to be completed during the year ended December 31, 2024.
10. Other Expense, Net
The components of other expense, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign currency losses	$(4,554)	$(1,536)	$(10,220)	$(3,987)
Components of net periodic cost other than service cost	(692)	(1,767)	(2,648)	(5,277)
Factoring costs	(696)	(652)	(2,116)	(1,725)
Miscellaneous income	91	139	355	608
Other expense, net	$(5,851)	$(3,816)	$(14,629)	$(10,381)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Income tax expense, (loss) income before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax expense	$2,861	$4,338	$15,072	$9,461
(Loss) income before income taxes	(8,032)	15,721	(103,312)	(138,688)
Effective tax rate	(36)%	28%	(15)%	(7)%
The effective tax rate for the three and nine months ended September 30, 2024 varied from the effective tax rate for the three and nine months ended September 30, 2023 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustments to uncertain tax positions, and other permanent items.
The income tax rate for the three and nine months ended September 30, 2024 and 2023 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, adjustments to uncertain tax positions, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of the Company’s 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and is in the process of contesting the matter. Currently, the protest with the IRS for the 2015-2018 tax years is with the IRS’s administrative appeals office, and the Company is having continuing discussion about the issue. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of and for both the three and nine months ended September 30, 2024. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through September 30, 2024 is less than $10,000. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
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
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024. As further legislation becomes effective in countries in which the Company does business, the Company’s provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.
12. Net (Loss) Income Per Share Attributable to Cooper-Standard Holdings Inc.
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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(11,057)	$11,363	$(118,960)	$(146,833)

Basic weighted average shares of common stock outstanding	17,612,001	17,427,082	17,546,292	17,331,199
Dilutive effect of common stock equivalents	—	133,139	—	—
Diluted weighted average shares of common stock outstanding	17,612,001	17,560,221	17,546,292	17,331,199

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(0.63)	$0.65	$(6.78)	$(8.47)

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(0.63)	$0.65	$(6.78)	$(8.47)
Securities excluded from the calculation of diluted loss per share were approximately 264,000 for the three months ended September 30, 2024, and 239,000 and 66,000 for the nine months ended September 30, 2024 and 2023, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the three months ended September 30, 2023.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
Foreign currency translation adjustment
Balance at beginning of period	$(172,627)		$(165,388)		$(157,656)		$(158,023)
Other comprehensive income (loss) before reclassifications	11,057	(1)	(2,558)	(1)	(3,914)	(1)	(9,923)	(1)
Balance at end of period	$(161,570)		$(167,946)		$(161,570)		$(167,946)
Benefit plan liabilities
Balance at beginning of period	$7,083		$(60,009)		$(44,149)		$(60,251)
Other comprehensive (loss) income before reclassifications (net of tax expense of $100, $68, $145, and $39, respectively)	(319)		(114)		3,923		(188)
Amounts reclassified from accumulated other comprehensive income	(633)	(2)	159	(3)	46,357	(4)	475	(5)
Balance at end of period	$6,131		$(59,964)		$6,131		$(59,964)
Fair value change of derivatives
Balance at beginning of period	$(2,732)		$10,072		$140		$8,303
Other comprehensive (loss) income before reclassifications (net of tax (benefit) expense of $(7), $(72), $(1), and $220, respectively)	(4,033)		(741)		(5,737)		9,209
Amounts reclassified from accumulated other comprehensive loss (net of no tax expense, $241, no tax expense, and $639, respectively)	1,932		(4,080)		764		(12,261)
Balance at end of period	$(4,833)		$5,251		$(4,833)		$5,251
Accumulated other comprehensive loss, ending balance	$(160,272)		$(222,659)		$(160,272)		$(222,659)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $7,455 and $(6,413) for the three months ended September 30, 2024 and 2023, respectively, and $(8,329) and $(8,257) for the nine months ended September 30, 2024 and 2023, respectively.
(2)Includes the effect of the amortization of actuarial gains of $637 and amortization of prior service cost of $4, net of no tax expense.
(3)Includes the effect of the amortization of actuarial losses of $149 and amortization of prior service cost of $6, net of tax of $4.
(4)Includes the effect of the amortization of actuarial gains of $1,401 and amortization of prior service cost of $11, net of tax of $1,405, and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 9. “Pension and Postretirement Benefits Other Than Pensions” for additional information.
(5)Includes the effect of the amortization of actuarial losses of $443 and amortization of prior service cost of $18, net of tax of $14.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2024, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the nine months ended September 30, 2024 or 2023.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2024 and December 31, 2023, the Company had approximately $10,062 and $11,354, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,
	2024			2023
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
Sealing systems	$353,365	$10,760	$29,904	$370,958	$14,424	$39,620
Fluid handling systems	313,739	6,042	23,089	341,817	7,345	41,292
Total for reportable segments	$667,104	$16,802	$52,993	$712,775	$21,769	$80,912

	Nine Months Ended September 30,
	2024			2023
	External Sales	Intersegment Sales	Adjusted EBITDA	External Sales	Intersegment Sales	Adjusted EBITDA
Sealing systems	$1,069,590	$34,555	$86,310	$1,092,915	$44,628	$86,898
Fluid handling systems	941,996	16,238	50,353	959,582	19,787	59,136
Total for reportable segments	$2,011,586	$50,793	$136,663	$2,052,497	$64,415	$146,034

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total reportable segments adjusted EBITDA	$52,993	$80,912	$136,663	$146,034
Restructuring charges	(1,516)	(2,046)	(20,430)	(12,924)
Impairment charges	—	—	—	(654)
Loss on sale of businesses, net	—	(334)	—	(334)
Pension settlement credit (charge)	2,216	—	(44,571)	—
Loss on refinancing and extinguishment of debt	—	—	—	(81,885)
Income tax expense	(2,861)	(4,338)	(15,072)	(9,461)
Interest expense, net of interest income	(29,125)	(33,803)	(87,041)	(98,057)
Depreciation and amortization	(25,916)	(27,219)	(78,252)	(83,017)
Corporate, eliminations and other (1)	(6,848)	(1,809)	(10,257)	(6,535)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(11,057)	$11,363	$(118,960)	$(146,833)
(1)    Includes revenue and expenses from the ISG business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments, and corporate-related costs including long-term compensation related costs.

	September 30, 2024	December 31, 2023
Segment assets:
Sealing systems	$856,719	$906,022
Fluid handling systems	724,017	735,465
Total segment assets	$1,580,736	$1,641,487
Corporate, eliminations and other	216,802	230,812
Consolidated	$1,797,538	$1,872,299

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production was negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, light vehicle production showed resilience and strong growth, supported by sustained consumer demand and OEM efforts to replenish depleted inventory levels. This resilience and growth was despite continued uncertainty in the global economy created by continued inflation, rising interest rates and increased geopolitical tension in key regions of the world. In 2024, light vehicle production has slowed modestly as inventory levels continue to ramp slowly higher, interest rates remain relatively high, and the geopolitical tensions driving global economic uncertainty persist.
In North America, U.S. consumer confidence has increased from 2023 levels but remains well below pre-pandemic historical averages. Slowing inflation and the Federal Reserve Board’s recent policy rate actions have been key drivers of improved consumer sentiment. However, uncertainty regarding the upcoming elections, the timing and magnitude of further interest rate cuts by the Federal Reserve, and increasing consumer debt continue to weigh on economic activity. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.8 percent, 1.3 percent and 1.5 percent, respectively, in 2024.
In Europe, lower inflation and more stable energy costs are supporting stronger household consumption. Momentum in the services sector slowly increased in the first half of the year and export activity has been improving. Uncertainty related to ongoing geopolitical tension and the war in Ukraine continues, however, and remains a constraining factor to overall economic growth. In the current uncertain environment, economists at the IMF are expecting the economy in the Eurozone region to grow by approximately 0.8 percent in 2024.
In the Asia Pacific region, China’s post-COVID-19 economy has been burdened by a protracted property crisis, weak consumer and business confidence, and mounting local government debts. However, China’s economy has been buoyed by a new round of government stimulus actions, a rebound in private consumption and strong exports. Net of these factors, economists at the IMF are expecting the growth rate of the Chinese economy to slow modestly to 4.8 percent in 2024.
In South America, the Brazilian economy has been strengthened by an increase in the minimum wage and a continuing strong labor market contributing to consumer demand. In addition, economic disruptions from seasonal flooding have been less than expected and inflation has stabilized slightly above target levels set by the Brazilian central bank. As a result, economists at the IMF are now estimating the Brazilian economy will grow 3.0 percent in 2024.

Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. These production rates can be impacted periodically by changing macro and micro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions and changing regulatory requirements, among other factors.
Light vehicle production by region for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions of units)	2024(1)	2023(1)	% Change	2024(1)	2023(1)	% Change
North America	3.8	3.9	(4.7)%	11.8	11.9	(0.8)%
Europe	3.7	3.9	(6.1)%	12.8	13.3	(3.5)%
Asia Pacific	12.7	13.3	(3.8)%	36.7	37.0	(1.0)%
Greater China	7.4	7.6	(2.7)%	20.6	20.2	2.0%
South America	0.9	0.8	9.4%	2.2	2.2	(1.6)%
(1)Production data based on S&P Global, October 2024.
Current industry forecasts suggest global light vehicle production in 2024 will be slightly lower than full year 2023, followed by modest growth in 2025 and 2026. The anticipated growth in 2025 and 2026 is expected to be driven primarily by production increases in China, South Asia and South America. Actual production volumes have varied and may further vary from forecasted levels due to a number of factors including, but not limited to, consumer demand, the regulatory environment, incentives offered and industry competitiveness. The electric vehicle segment has been particularly challenged with regard to production volumes meeting forecasted levels.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Since 2020, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business. In response, we worked with our customers to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduce our exposure and risk related to commodity price fluctuations going forward. Global commodity markets and pricing have stabilized to a large degree in 2024, and material cost impacts on our results for the nine months ended September 30, 2024 were relatively small.
General Inflation and Recovery Strategy
In response to inflationary cost pressures that we continue to experience, we have implemented aggressive lean and cost optimization initiatives that are helping to offset these cost pressures. In addition, we continue to actively pursue pricing adjustments from our customers to offset higher costs on our current business, where the higher costs are market driven and beyond our immediate control.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(dollar amounts in thousands)
Sales	$685,353	$736,038	$(50,685)	$2,070,140	$2,142,236	$(72,096)
Cost of products sold	609,041	629,504	(20,463)	1,849,245	1,916,160	(66,915)
Gross profit	76,312	106,534	(30,222)	220,895	226,076	(5,181)
Selling, administration & engineering expenses	49,698	49,834	(136)	157,472	156,528	944
Loss on sale of businesses, net	—	334	(334)	—	334	(334)
Amortization of intangibles	1,628	1,662	(34)	4,894	5,141	(247)
Restructuring charges	1,516	2,046	(530)	20,430	12,924	7,506
Impairment charges	—	—	—	—	654	(654)
Operating income	23,470	52,658	(29,188)	38,099	50,495	(12,396)
Interest expense, net of interest income	(29,125)	(33,803)	4,678	(87,041)	(98,057)	11,016
Equity in earnings of affiliates	1,258	682	576	4,830	1,140	3,690
Loss on refinancing and extinguishment of debt	—	—	—	—	(81,885)	81,885
Pension settlement credit (charge)	2,216	—	2,216	(44,571)	—	(44,571)
Other expense, net	(5,851)	(3,816)	(2,035)	(14,629)	(10,381)	(4,248)
(Loss) income before income taxes	(8,032)	15,721	(23,753)	(103,312)	(138,688)	35,376
Income tax expense	2,861	4,338	(1,477)	15,072	9,461	5,611
Net (loss) income	(10,893)	11,383	(22,276)	(118,384)	(148,149)	29,765
Net (income) loss attributable to noncontrolling interests	(164)	(20)	(144)	(576)	1,316	(1,892)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(11,057)	$11,363	$(22,420)	$(118,960)	$(146,833)	$27,873

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Sales

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$685,353	$736,038	$(50,685)	$(42,012)	$(3,597)	$(5,076)
* Net of customer price adjustments, including recoveries.
Sales for the three months ended September 30, 2024 decreased 6.9% compared to the three months ended September 30, 2023. The decrease in sales was driven by unfavorable volume and mix, net of customer price adjustments including recoveries, the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, and the negative impact of foreign exchange.

Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(dollar amounts in thousands)
Cost of products sold	$609,041	$629,504	$(20,463)	$429	$4,267	$(25,159)
Gross profit	76,312	106,534	(30,222)	(42,441)	(7,864)	20,083
Gross profit percentage of sales	11.1%	14.5%
* Net of customer price adjustments, including recoveries.
** Net of divestitures and restructuring savings.
Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Materials comprise the largest component of our cost of products sold and represented approximately 51% of total cost of products sold for each of the three months ended September 30, 2024 and September 30, 2023. The change in cost of products sold was impacted by manufacturing and purchasing savings through lean initiatives, the impact of savings from our restructuring initiative in the current year, lower material input costs, and the divestiture of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, partially offset by unfavorable volume and mix, net of recoveries, unfavorable foreign exchange, and higher inflation of labor and overhead.
Gross profit for the three months ended September 30, 2024 decreased $30.2 million compared to the three months ended September 30, 2023. The change was driven by unfavorable volume and mix, net of customer price adjustments including recoveries, higher inflation of labor and overhead, unfavorable foreign exchange, and the impact of the divestiture of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, partially offset by manufacturing and purchasing savings through lean initiatives, the impact of savings from our restructuring initiative in the current year, and lower material input costs.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended September 30, 2024 were $49.7 million, or 7.3% of sales, compared to $49.8 million, or 6.8% of sales, for the three months ended September 30, 2023. The increase as a percentage of sales was primarily due to higher compensation-related costs and foreign exchange.
Interest Expense, Net. Net interest expense for the three months ended September 30, 2024 decreased $4.7 million compared to the three months ended September 30, 2023, primarily due to a decrease in payment-in-kind interest on our Third Lien Notes. We elected to pay the third and fourth interest payments, due June 15, 2024 and December 15, 2024, respectively, in cash at the lower 5.625% Cash Pay interest rate as opposed to accruing for interest at the higher 10.625% PIK rate.
Pension Settlement Credit. A pension settlement credit of $2.2 million was recorded in the three months ended September 30, 2024 due to a refund of plan assets received from the insurance company administering the group annuity contract related to the termination of the aforementioned U.S. pension plan. See Note 9. “Pension and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Expense, Net. Other expense, net, for the three months ended September 30, 2024 increased $2.0 million compared to the three months ended September 30, 2023, primarily due to the unfavorable impact of foreign currency exchange, partially offset by a decrease in periodic benefit cost other than service cost.
Income Tax Expense. Income tax expense for the three months ended September 30, 2024 was $2.9 million on losses before income taxes of $8.0 million compared to an income tax expense of $4.3 million on earnings before income taxes of $15.7 million for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2024 differed from the effective tax rate for the three months ended September 30, 2023 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustments to uncertain tax positions, and other permanent items.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Sales

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix*	Foreign Exchange	Divestitures
	(dollar amounts in thousands)
Total sales	$2,070,140	$2,142,236	$(72,096)	$(26,874)	$(12,680)	$(32,542)
* Net of customer price adjustments, including recoveries.
Sales for the nine months ended September 30, 2024 decreased 3.4%, compared to the nine months ended September 30, 2023. The decrease in sales was driven by the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, unfavorable volume and mix, net of customer price adjustments including recoveries, and the negative impact of foreign exchange.

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,849,245	$1,916,160	$(66,915)	$(8,447)	$15,224	$(73,692)
Gross profit	220,895	226,076	(5,181)	(18,427)	(27,904)	41,150
Gross profit percentage of sales	10.7%	10.6%
* Net of customer price adjustments, including recoveries.
** Net of divestitures and restructuring savings.
The Company’s material portion of cost of products sold was approximately 51% and 52% of total cost of products sold for the nine months ended September 30, 2024 and 2023, respectively. The change in cost of products sold was impacted by favorable manufacturing and purchasing savings through lean initiatives, the divestiture of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, the impact of savings from our restructuring initiative in the current year, lower volume and mix, net of recovery, and lower material input costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange .
Gross profit for the nine months ended September 30, 2024 decreased 2.3% compared to the nine months ended September 30, 2023. The change was driven by unfavorable foreign exchange, higher inflation of labor and overhead, unfavorable volume and mix, net of customer price adjustments including recoveries and the divestiture of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, partially offset by manufacturing and purchasing savings through lean initiatives, the impact of savings from our restructuring initiative in the current year and lower material input costs.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the nine months ended September 30, 2024 were $157.5 million, or 7.6% of sales, compared to $156.5 million, or 7.3% of sales for the nine months ended September 30, 2023. The increase was primarily due to higher compensation-related costs and foreign exchange.
Restructuring Charges. Restructuring charges for the nine months ended September 30, 2024 increased $7.5 million compared to the nine months ended September 30, 2023. The increase was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024. See Note 4. “Restructuring” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Impairment Charges. Impairment charges for the nine months ended September 30, 2023 primarily related to nonrecurring impairments of certain assets in Asia Pacific in the prior year.
Interest Expense, Net. Net interest expense for the nine months ended September 30, 2024 decreased $11.0 million compared to the nine months ended September 30, 2023, primarily due to a decrease in payment-in-kind interest on our Third Lien Notes. We elected to pay the third and fourth interest payments, due June 15, 2024 and December 15, 2024, respectively, in cash at the lower 5.625% Cash Pay interest rate as opposed to accruing for interest at the higher 10.625% PIK rate.

Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the nine months ended September 30, 2023 was $81.9 million which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to refinancing transactions that occurred in 2023.
Pension Settlement Charge. A one-time, non-cash pension settlement charge of $44.6 million was incurred in the nine months ended September 30, 2024 related to the termination of the aforementioned U.S. pension plan. See Note 9. “Pension and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Expense, Net. Other expense, net for the nine months ended September 30, 2024 increased $4.2 million compared to the nine months ended September 30, 2023, primarily due to the unfavorable impact of foreign currency exchange, partially offset by a decrease in periodic benefit cost other than service cost.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2024 was $15.1 million on losses before income taxes of $103.3 million compared to income tax expense of $9.5 million on losses before income taxes of $138.7 million for the nine months ended September 30, 2023. The effective tax rate for the nine months ended September 30, 2024 differed primarily from the effective tax rate for the nine months ended September 30, 2023 due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustment to uncertain tax positions, and other permanent items.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Sales

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing systems	$353,365	$370,958	$(17,593)	$(15,279)	$(2,314)
Fluid handling systems	313,739	341,817	(28,078)	(26,795)	(1,283)
Total for reportable segments	$667,104	$712,775	$(45,671)	$(42,074)	$(3,597)
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $3.6 million impact of the Brazilian Real, partially offset by $1.3 million favorable impact of all other currencies.
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was primarily driven by the Brazilian Real.

Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix	Foreign Exchange	Cost Decreases/(Increases)*
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing systems	$29,904	$39,620	$(9,716)	$(16,863)	$(6,578)	$13,725
Fluid handling systems	23,089	41,292	(18,203)	(25,670)	(2,746)	10,213
Total for reportable segments	$52,993	$80,912	$(27,919)	$(42,533)	$(9,324)	$23,938
* Net of divestitures and restructuring savings.
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $3.4 million impact of the Polish Zloty, $2.0 million impact of the Brazilian Real, and $1.2 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $9.4 million of favorable manufacturing and purchasing savings through lean initiatives, and $7.3 million of all other operational costs primarily driven by restructuring savings, partially offset by $3.0 million of unfavorable inflationary costs (including salary, transportation, and other costs).
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $1.1 million impact of the Costa Rican Colon, $1.1 million impact of the Brazilian Real, and $0.5 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $7.0 million of favorable manufacturing and purchasing savings through lean initiatives, and $7.1 million of all other operational costs primarily driven by restructuring savings and favorable material input costs, partially offset by $3.9 million of unfavorable inflationary costs (including salary, transportation, and other costs).
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Sales

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing systems	$1,069,590	$1,092,915	$(23,325)	$(15,331)	$(7,994)
Fluid handling systems	941,996	959,582	(17,586)	(12,900)	(4,686)
Total for reportable segments	$2,011,586	$2,052,497	$(40,911)	$(28,231)	$(12,680)
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $3.9 million impact of the Brazilian Real, $3.4 million impact of the Chinese Renminbi and $0.7 million unfavorable impact of all other currencies.
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes and lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $2.4 million impact of the Korean Won, $1.4 million impact of the Brazilian Real, and $0.9 million unfavorable impact of all other currencies.

Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2024	2023	Change	Volume/Mix	Foreign Exchange	Cost Decreases/(Increases)*
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing systems	$86,310	$86,898	$(588)	$(15,359)	$(14,438)	$29,209
Fluid handling systems	50,353	59,136	(8,783)	(5,080)	(18,921)	15,218
Total for reportable segments	$136,663	$146,034	$(9,371)	$(20,439)	$(33,359)	$44,427
* Net of divestitures and restructuring savings.
Sealing systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer recoveries and lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $5.1 million impact of the Brazilian Real, $5.0 million impact of the Polish Zloty, and $4.3 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $33.6 million of favorable manufacturing and purchasing savings through lean initiatives, and $5.6 million of all other operational costs primarily driven by restructuring savings, partially offset by $10.0 million of unfavorable inflationary costs (including salary, transportation, and other costs).
Fluid handling systems. The variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $10.9 million impact of the Mexican Peso, $4.2 million impact of the Costa Rican Colon, $2.3 million impact of the Brazilian Real, and $1.5 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $21.7 million of favorable manufacturing and purchasing savings through lean initiatives, and $6.9 million of all other operational costs primarily driven by restructuring savings and favorable material input costs, partially offset by $13.4 million of unfavorable inflationary costs (including salary, transportation, and other costs).
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
Cash Flows
Operating Activities. Net cash provided by operations was $1.6 million for the nine months ended September 30, 2024, compared to net cash provided by operations of $37.6 million for the nine months ended September 30, 2023. The net change was primarily due to changes in net working capital balances.
Investing Activities. Net cash used in investing activities was $38.7 million for the nine months ended September 30, 2024, compared to net cash used in investing activities of $47.5 million for the nine months ended September 30, 2023. The net change was primarily due to lower capital expenditures. We expect to continue initiatives to reduce overall capital spending and anticipate that we will spend approximately $45.0 to $50.0 million on capital expenditures in 2024.
Financing Activities. Net cash used in financing activities totaled $6.8 million for the nine months ended September 30, 2024, compared to net cash provided by financing activities of $39.4 million for the nine months ended September 30, 2023. The net change was primarily due to $120.0 million of borrowings drawn on our revolving credit facility in 2023, partially offset by the impact of the Refinancing Transactions in 2023.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of September 30, 2024, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the nine months ended September 30, 2024 or 2023.
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
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements, but Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline incurred a net loss of $1.3 million and $1.7 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, Liveline had less than $0.1 million of gross assets, and will rely on Cooper Standard for necessary funding until it is able to sustain itself through sales of its products and services.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(11,057)	$11,363	$(118,960)	$(146,833)
Income tax expense	2,861	4,338	15,072	9,461
Interest expense, net of interest income	29,125	33,803	87,041	98,057
Depreciation and amortization	25,916	27,219	78,252	83,017
EBITDA	$46,845	$76,723	$61,405	$43,702
Restructuring charges	1,516	2,046	20,430	12,924
Impairment charges (1)	—	—	—	654
Loss on sale of businesses, net (2)	—	334	—	334
Loss on refinancing and extinguishment of debt (3)	—	—	—	81,885
Pension settlement (credit) charge (4)	(2,216)	—	44,571	—
Adjusted EBITDA	$46,145	$79,103	$126,406	$139,499

(1)Non-cash impairment charges in 2023 related to certain assets in Asia Pacific.
(2)Loss on sale of businesses related to divestitures in 2023.
(3)Loss on refinancing and extinguishment of debt relating to refinancing transactions in 2023.
(4)Pension credit and one-time, non-cash pension settlement charge and administrative fees incurred related to the termination of our U.S. pension plan.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2024, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2024 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2024 through July 31, 2024	582	$13.92	—	$98.7
August 1, 2024 through August 31, 2024	1,035	12.75	—	98.7
September 1, 2024 through September 30, 2024	1,438	13.48	—	98.7
Total	3,055		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

COOPER-STANDARD HOLDINGS INC.

November 1, 2024	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)