Form 10-K
period 2024-12-31
Cooper-Standard Holdings Inc.
filed 2025-02-14
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2024 was $177,549,539.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 7, 2025 was 17,326,531 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). Our products are primarily designed for passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. Nearly all of our activities are conducted through our subsidiaries.
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 22,000 employees, including 2,500 contingent workers, across 124 facilities in 20 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products we manufacture, and the third largest global producer of the types of fluid transfer systems we manufacture. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 75 manufacturing locations and 49 design, engineering, administrative and logistics locations.
Approximately 86% of our sales in 2024 were to OEMs. Our largest customers are Ford Motor Company (“Ford”), General Motors Company (“GM”), Stellantis, Volkswagen Group, Mercedes-Benz, and Renault-Nissan. Our other customers include BMW, Jaguar/Land Rover, Hyundai, Toyota, and Rivian. Our OEMs in China include BYD, Geely, and Chery. The remaining 14% of our 2024 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products are featured on more than 430 nameplates globally.
Prior to January 1, 2024, our organizational structure primarily consisted of a global automotive business (“Automotive”) and the Industrial and Specialty Group (“ISG”). Effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Annual Report on Form 10-K is reflective of this new structure and prior period information has been revised to conform to the Company’s current period presentation. On an ongoing basis, we undertake restructuring, expansion and cost reduction initiatives to improve competitiveness.
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
Our ISG business is a dedicated team that leverages Cooper Standard’s decades of engineering and manufacturing expertise to deliver OEM-quality solutions across diverse transportation and industrial markets. We furthered the expansion of our ISG business through the acquisition of Lauren Manufacturing and Lauren Plastics in 2018.
Cooper Standard signed multiple joint development agreements for its Fortrex™ chemistry platform throughout 2018 to 2021. In 2021, the Company reached a long-term commercial agreement to license its Fortrex™ technology to NIKE, Inc., with the footwear manufacturer launching the first related mass production programs in 2023. Since its initial launch, NIKE has expanded the adoption of this technology across multiple footwear products.
In 2023, we finalized the divestiture of our European technical rubber products business and sold the Company’s entire controlling equity interest in a joint venture in the Asia Pacific region.

Business Strategy
Cooper Standard’s Purpose statement - Creating Sustainable Solutions Together - reflects the Company’s focus on creating solutions that ensure the long-term health of the business and the sustained value that we work each day to deliver to our stakeholders (customers, investors, employees, suppliers and communities). Our key strategic imperatives are defined as:

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
Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company leverages its CSOS (Cooper Standard Operating System) to drive growth and maintain global consistency across engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is particularly crucial to supporting customers’ global platforms that require the same design, quality and delivery standards worldwide. Through these initiatives, the Company has successfully utilized CSOS to achieve an average annual savings of approximately $50 million each of the past five years by enhancing operational efficiency.
In addition, as part of our continued focus on sustainability and corporate responsibility, the Company’s Global Sustainability Council provides executive-level oversight for our sustainability strategy to help ensure alignment and integration with business goals and stakeholder priorities. The council maintains a holistic look at the Company’s environmental, social and governance initiatives, tracking rapidly-evolving best practices and regulations to further support our long-term strategic goals.
Cooper Standard continues to advance its diversification strategy through its ISG business, which is charged with accelerating and maximizing expertise in the Company’s core product types for applications in the industrial and specialty markets. The Company also drives growth and diversification through its applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages over many other materials while also significantly reducing carbon footprint.
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
Cooper Standard uses its i3 Innovation Process (Imagine, Initiate and Innovate) as a key mechanism to capture novel ideas while promoting a culture of innovation. Our global product line teams and Global Technology Council carefully evaluate these ideas, selecting the most promising ones for accelerated development. We are continuously cultivating innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. An example is Fortrex™, the Company’s synthetic elastomer chemistry platform, offering reduced weight while delivering superior material performance and aesthetics. We have also developed several other significant technologies, especially related to advanced materials, processing and weight reduction. These include: FlexiCore™, a thermoplastic body seal that replaces traditional metal carriers in vehicle on-body seals with a more eco-friendly, lightweight plastic; FlushSeal™, an advanced integrated solution for frame-under-glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; TPE body seal, a next generation body seal that replaces traditionally less sustainable EPDM and metal with recyclable thermoplastic materials which save significant component weight; eCoFlow™ switch pump, a solution that offers features of both an electric water pump and electronically driven valve in a single integrated coolant control module; plastic coolant hub, a solution that combines many fluid handling components and a uniquely integrated pressure balancing feature into a sophisticated centralized compact plastic manifold; MagAlloy™, a processing technology for brake lines that increases long term durability through superior corrosion resistance; and Easy-Lock™, a small package coolant and fuel vapor quick connect. Given the trajectory and anticipated future growth of electric vehicles, Cooper Standard has developed innovations to provide lightweight plastic tubing with our PlastiCool® 2000 multilayer tubing, smooth and convoluted mid-temperature multilayer tubing, and our next-generation Ergo-Lock™ and Ergo-Lock™ + VDA quick connectors for glycol thermal management needs.
Cooper Standard is strategically integrating digital tools and advanced analysis to help deliver the best solutions. We offer advanced computer-aided engineering and digital simulations for engineered solutions. In addition, our team of experts has developed digital tools that enable them to conduct prototype testing without the need for physical samples, resulting in sustainability benefits. For certain products, we can provide up to 100% virtual testing.
We continue to adopt proprietary artificial intelligence (“A.I.”) based solutions where they deliver business value. These solutions include Formulink, which enables guided development of superior polymer compounds in less time; and A.I. based tools for virtual validation of product performance, which reduces requirements for physical testing.
Our solutions also include A.I. tools for automated process control, enabling the full automation of polymer extrusion and other complex continuous processes. This advanced technology reduces process variation (a top driver of scrap), increases product quality, improves operational metrics, and reduces our carbon footprint. To promote adoption of these solutions within Cooper Standard and explore potential external sales opportunities, the Company established Liveline Technologies as a wholly-owned subsidiary of Cooper Standard.
The Company continues to assess the latest advancements in A.I. and looks for opportunities to drive improved business results through its continued adoption.
Our innovations are receiving industry recognition. Cooper Standard earned an Environment + Energy Leader Award in 2022 for our Fortrex™ chemistry platform, in addition to being named a General Motors Overdrive Award winner in the category of ‘Sustainability’ in 2021, a 2018 Automotive News PACE Award winner, and a 2018, 2019, and 2023 Society of Plastics Engineers Innovation Award finalist. Cooper Standard’s A.I.-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards. Also, our FlexiCore™ Thermoplastic Body Seal received the SAA Innovations in Lightweighting Award in 2024 and was named an Automotive News PACE Pilot Finalist.
Cooper Standard’s fluid handling products were also selected as the Society of Plastics Engineers 2022 Automotive Innovation Award winner for the Material category for our innovative battery electric vehicle thermoplastic thermal management solution utilizing PlastiCool® 2000 multilayer tube and Ergo-Lock® connectors. In addition, our Plastic Coolant Hub Technology was selected as a 2024 Automotive Innovation Award winner for the Powertrain category and our eCoFlow Switch Pump™ was named as an Automotive News PACE Pilot award finalist.
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
The supplier industry is a highly competitive industry and is generally characterized by high barriers to entry, significant start-up costs and long-standing customer relationships. The criteria by which OEMs judge automotive suppliers include quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability, global footprint and sustainability. Over the last decade, the most successful suppliers have been able to achieve manufacturing scale globally, reduce structural costs, diversify their customer base and provide innovative, value-added technologies.
The technology of today’s vehicles is evolving rapidly. This evolution is being driven by many factors including consumer preferences and social behaviors, a competitive drive for differentiation, regulatory requirements and environmental impact and safety. Cooper Standard supports these trends by providing innovations that reduce weight, increase life-cycle and durability, reduce interior noise, enhance exterior appearance, simplify the manufacturing and assembly process, and help reduce a vehicle’s environmental impact. These are innovations that can be applicable and valuable to virtually any vehicle (including internal combustion, hybrid or battery electric powertrains) or vehicle manufacturer and, in many cases, can also be transferred to non-automotive applications in adjacent markets. Cooper Standard remains closely aligned with our customers and is prepared to meet their evolving needs as they shift their fleets and offer more electric vehicle (“EV”) and hybrid options. We are focused on growing our business in the EV segment by leveraging our technology and innovation to provide value-add solutions for increasingly specialized technical requirements.
Markets Served
Our automotive business is focused on the passenger car and light truck market, up to and including Class 3 full-size, full-frame trucks, better known as the global light vehicle market. This is our largest market and accounts for approximately 95% of our global sales.
Customers
We are a leading supplier to the following OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2024, 2023 and 2022:
Our other customers include OEMs such as BMW, Jaguar/Land Rover, Hyundai, Toyota, and Rivian. Our OEMs in China include BYD, Geely, and Chery. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Products
Our product lines include sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). These products are produced and supplied globally to a broad range of customers in multiple markets.
In addition to these product lines, we also sell our core products into other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2024, 2023 and 2022 are as follows:

Product Lines					Market Position
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment				Global leader
Products:
	–	Fortrex® materials platform	–	FlexiCore™ Thermoplastic Body Seal
	–	Dynamic seals	–	FlushSeal™ sealing systems
	–	Static seals	–	Variable extrusion
	–	Encapsulated glass	–	Specialty sealing products
	–	Tex-A-Fib (Textured Surface with Cloth Appearance)	–	Stainless steel trim
	–	Obstacle detection sensor system	–	Frameless Systems

FLUID HANDLING SYSTEMS	Fuel & Brake Delivery Systems - Sense, deliver and control fluid and fluid vapors for fuel and brake systems				Top 2 globally
Products:
	–	Chassis & tank fuel lines & bundles (fuel lines, vapor lines & bundles)	–	Direct injection & port fuel rails (fuel rails & fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy™ break tube coating
	–	Quick connects	–	ArmorTube™ brake tube coating
	–	Low oligomer multi-layer convoluted tube	–	Series 300 and S300LT (low temperature) quick connects
	–	Brake jounce lines	–	Gen III Posi-Lock® quick connects

	Fluid Transfer Systems - Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain & HVAC operation				Top 3 globally
Products:
	–	eCoFlow™ switch pump	–	Turbo charger hoses
	–	Heater/coolant hoses	–	Charged air cooler ducts/assemblies
	–	Quick connects (SAE and VDA)	–	Secondary air hoses
	–	Diesel particulate filter (DPF) lines	–	Brake and clutch hoses
	–	Degas tanks and deaerators	–	Easy-Lock™ quick connect
	–	Charged air cooling (air intake and discharge)	–	Ergo-Lock™ VDA quick connect
	–	Transmission oil cooling hoses	–	Ergo-Lock™ + VDA quick connect
	–	Multilayer tubing for glycol thermal management	–	PlastiCool® 2000 multi-layer tubing for glycol thermal management
	–	PlastiCool® 5000 high temperature MLT	–	Plastic coolant hub

Competition
We believe that the principal competitive factors in our industry are quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability, global footprint and sustainability. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Henniges, Hutchinson, Standard Profil, HSR&A, SaarGummi and JianXin, among others. Our fuel and brake delivery systems products compete with TI Automotive, Sanoh, Martinrea, Maruyasu and SeAH, among others. Our fluid transfer systems products compete with Conti-Tech, Hutchinson, Teklas, Tristone, Akwel and Fränkische, among others.

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
The following table shows our significant unconsolidated joint ventures as of December 31, 2024:

Country	Name	Products	Ownership Percentage
Thailand	Nishikawa Tachaplalert Cooper Ltd.	Sealing systems	20%
India	Polyrub Cooper Standard FTS Private Limited	Fluid transfer systems	35%
United States	Nishikawa Cooper LLC	Sealing systems	40%
China	Yantai Leading Solutions Auto Parts Co., Ltd.	Fuel and brake delivery systems	50%
China	Shenya Sealing (Guangzhou) Company Limited	Sealing and fluid transfer systems	51%
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

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2024	$82.8	3.0%
2023	$84.1	3.0%
2022	$80.5	3.2%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including FlexiCore™, eCoFlow™, FlushSeal™, Gen III Posi-Lock®, Easy-Lock®, MagAlloy®, Ergo-Lock® +, PlastiCool® and Fortrex™, help differentiate us and lead customers to seek our partnership.
We also have technology sharing and licensing agreements with various third parties, including Nishikawa Rubber Company, one of our joint venture partners in sealing products. We have mutual agreements with Nishikawa Rubber Company for sales, marketing and engineering services on certain sealing products. Under those agreements, each party pays for services provided by the other and royalties on certain products for which the other party provides design or development services. We also have licensing and joint development agreements for commercial applications of our Fortrex™ chemistry platform in non-automotive industries. A joint development agreement with Salari Group has been put in place for the collaborative creation of novel dynamic fluid control products and systems.
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
The principal raw materials for our business include synthetic rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. We manage the procurement of our direct and indirect materials to assure supply continuity and to obtain the most favorable total cost. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing tied to commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world.
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
Seasonality
Within the automotive industry, sales to OEMs are typically lowest during the months prior to model changeovers or during assembly plant shutdowns. Automotive production is traditionally reduced during July, August and year-end holidays, and our quarterly results may reflect these trends. However, economic conditions and consumer demand may change the traditional seasonality of the industry. In recent years, for example, global light vehicle production, inventory and consumer demand all experienced extreme dislocations from historic norms due to the global COVID-19 pandemic and related restrictions on production and consumer activity. Post-pandemic, global light vehicle production continued to be negatively impacted by widespread supply chain disruptions, limiting the global automotive OEM’s ability to rebuild inventory and meet pent-up consumer demand. By 2023, these disruptions had been largely resolved and production and inventory returned to a more normal balance. While total production volume since 2023 has remained below pre-pandemic levels, seasonality of production has normalized.
Backlog
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a firm and definitive backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to eight years, though this term is not guaranteed. In addition, when we are the incumbent supplier for a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although, future awards are not guaranteed.
Human Capital and Safety
As of December 31, 2024, we had approximately 22,000 employees, including 2,500 contingent workers. We believe that we maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages.
Our people have always been the driving force of value at Cooper Standard. We continue to embrace new ways of working, a growing international movement for civil rights, and our unwavering dedication to keeping our employees healthy and safe has only made them more critical to our success. We accomplish this by developing the capabilities of our employees through continuous learning and performance management processes. Additionally, building an internal talent pipeline supports the achievement of this priority. In 2024, our internal fill rate was approximately 85%. This metric, which is based on salaried, director-level positions and above, helps us to understand where employees are advancing in their careers and the effectiveness of our internal development programs. For 2024, our voluntary employee turnover rate was approximately 13%. We believe that our culture and continued effort to provide our employees with growth opportunities contributes to retaining our strong talent.

In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. A global measurement for our diversity is women in the company and women in leadership. In 2024, women made up approximately 40% of our workforce. Of our leadership positions, defined as vice president positions and above, women held approximately 21% of such roles.
Safety remains a top priority and primary focus of management. An emphasis on reducing workplace incidents helps Cooper Standard to maintain a safe workforce and continue to deliver world class results for product quality. In 2024, our total incident rate (“TIR”) was 0.30, which represents an Occupational Safety and Health Administration measurement of recordable injuries x 200,000 / total hours worked. Based on our review of industry peer sustainability reports, we have a lower TIR relative to our peer group and better than our world-class benchmark.
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
Sustainability
In 2024, the Company was named to Newsweek’s list of America’s Most Responsible Companies for the sixth consecutive year and achieved Ecovadis Silver Status for sustainability efforts that also earned the Company recognition from Nissan for sustainability and social responsible practices. In addition, the Company was named to the USA TODAY America’s Best Climate Leaders 2024 list. These awards are a further testament to Cooper Standard’s commitment to driving value for all of our stakeholders including the communities we live and operate in.
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

Forward-Looking Statements
This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts and disruptions related to the wars in Ukraine and the Middle East; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; work stoppages or other labor disruptions with our employees or our customers’ employees; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruption in our supply base; competitive threats and commercial risks associated with our diversification strategy; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; significant costs related to manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; the potential impact of any future public health events on our financial condition and results of operations; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Raw material costs can be volatile. The principal raw materials to produce our products include synthetic rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. Material costs represented approximately 51% of our total cost of products sold in 2024. The costs and availability of raw materials and manufactured components can fluctuate due to factors beyond our control, including as a result of existing and potential changes to U.S. policies related to global trade and increased tariffs and trade restrictions. Further, climate change may have an adverse impact on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters, which may adversely affect the availability or pricing for certain raw materials including natural rubber. A significant increase in the price of raw materials, or a restriction in their availability, could materially increase our operating costs and adversely affect our profitability because it is generally difficult to pass through these increased costs to our customers. While we entered into index pricing agreements with some of our customers which provide for a price adjustment based on quoted market prices to attempt to address some of these risks (primarily with respect to steel and rubber), there can be no assurance that commodity price fluctuations will not adversely affect our results of operations and cash flows. In addition, while the use of index pricing adjustments may provide us with some protection from adverse fluctuations in commodity prices, by utilizing these instruments, we potentially forego the benefits that might result from favorable fluctuations in price.
Disruptions in the supply chain could have an adverse effect on our business, financial condition, results of operations and cash flows.
We obtain components and other products and services from numerous suppliers and other vendors throughout the world. We are responsible for managing our supply chain, including suppliers that may be the sole sources of products that we require, that our customers direct us to use or that have unique capabilities that would make it difficult and/or expensive to re-source. In certain instances, entire industries may experience short-term capacity constraints. Any significant disruptions in the automotive industry due to industry-wide parts shortages, global supply chain constraints and price volatility due to increased tariffs and trade restrictions could adversely affect our operations and financial performance. Uncertain economic or industry conditions resulting from such supply chain constraints and trade disputes could result in financial distress within our supply base, thereby further increasing the risk of supply disruption. Furthermore, any economic downturn or other unfavorable conditions in one or more of the regions in which we operate could cause supply disruptions and thereby adversely affect our financial condition, operating results and cash flows.
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
We rely upon information technology networks, systems and processes, including the information technology networks of third parties such as suppliers and joint venture partners, to manage and support our business. We have implemented a number of procedures and practices designed to protect against breaches or failures of our systems. Despite the security measures that we have implemented, including those measures to prevent cyber-attacks, our systems could be breached or damaged by computer viruses or unauthorized physical or electronic access. Like other public companies, our computer systems and those of our third-party vendors, partners and service providers are regularly subject to, and will continue to be the target of, computer viruses, malware or other malicious codes (including ransomware), unauthorized access, cyber-attacks or other computer-related penetrations (including through the use of A.I.) which may cause disruptions to our operations. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a cybersecurity incident that has materially affected our business strategy, results of operations, or financial condition. Over time, however, the sophistication of these threats continues to increase. The preventative actions we take to reduce the risk of cyber incidents and protect our information may be insufficient. A breach of our information technology systems, or those of the third parties on whom we rely, could result in theft of our intellectual property, disruption to business or unauthorized access to customer or personal information. Such a breach could adversely impact our operations and or our reputation and may cause us to incur significant time and expense to cure or remediate the breach.
Further, we continually update and expand our information technology systems to enable us to run our business more efficiently, including the potential incorporation of traditional and generative A.I. solutions into our information systems and processes. The increasing use and evolution of this technology creates potential risks for loss or misuse of sensitive Company data that forms part of any data set that was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices. All of these risks have the potential to result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. In addition, if the content, analyses, or recommendations that A.I. programs assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. If these systems are not implemented successfully and in a timely, cost-effective, compliant and responsible manner, our operations and business could be disrupted and our ability to report accurate and timely financial results could be adversely affected.
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
We could face risks related to public health events, including epidemics and pandemics like the COVID-19 pandemic. Preventative measures taken to contain or mitigate public health events (including, but not limited to, vaccination, social distancing policies, restrictions on travel and reduced operations and extended closures of many businesses and institutions) may materially impact our financial condition and operations results due to shutdowns of our and our customers’ and suppliers’ facilities; increased operating and production costs; disruptions and financial distress in the supply chain; disruptions in our production cycle; lost or absent members of the workforce; a decline in demand due to an economic downturn; and inability to access capital due to disruptions in the global financial markets.
The full impact of a public health event on our financial condition and operations results will depend on various factors, such as the ultimate duration and scope of the crisis, its impact on our customers, suppliers and logistics partners, how quickly normal operations can resume and the duration and magnitude of the economic downturn caused by the health crisis in our key markets. A public health event may also exacerbate the other risks disclosed in this Item 1A. Risk Factors.
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
Pricing pressures and other commercial adjustments may adversely affect our business.
Upfront and ongoing pricing strategies and demands could result in either unsatisfactory profitability, loss of replacement or targeted business, and/or exposure to competitive challenges and resourcing. Further, the automotive industry continues to experience aggressive pricing pressure from customers. Vehicle manufacturers often seek price reductions in both the initial bidding process and during the term of the contract and may seek other commercial adjustments, including but not limited to new or adjusted demands relating to annual commercial productivity, quality standards, research and development funding, packaging and materials and demands for the Company to share in productivity and efficiency savings in excess of our cost reduction targets. Price reductions historically have adversely impacted our sales and profit margins and may do so in the future. If we are not able to offset price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a negative impact on our financial condition.
Our business could be adversely affected if we lose any of our largest customers or significant platforms.
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM, and Stellantis, on a worldwide basis represented approximately 56% of our sales for the year ended December 31, 2024. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
We operate in a highly competitive industry and efforts by our competitors to gain market share could adversely affect our financial performance.
The automotive parts industry is highly competitive. We face numerous competitors in each of our product lines. In general, there are three or more significant competitors and numerous smaller competitors for most of the products we offer. We also face competition for certain of our products from suppliers producing in lower-cost regions such as Asia and Eastern Europe. Our competitors’ efforts to grow market share could exert downward pressure on the pricing of our products and our margins, or result in the resourcing of platforms by our customers.
The benefits of our continuous improvement programs and other cost savings plans may not be fully realized.
Our operations strategy includes continuous improvement programs and implementation of lean manufacturing tools across all facilities to achieve cost savings and increased performance. Further, we have and may continue to initiate restructuring actions designed to improve future profitability and competitiveness. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level we anticipate, and could be negatively impacted by lower-than-expected production volumes. If we are unable to realize these anticipated savings, our operating results and financial condition may be adversely affected.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 20 countries, and we export to several other countries. In 2024, approximately 78% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:
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
In addition, if the Company has borrowing availability under its ABL Facility less than the greater of (i) $15.0 million and (ii) 10% of the Borrowing Base (as defined in the ABL Facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00. Any adverse effects on the Company’s business due to global, market and economic conditions may adversely impact the Company’s ability to satisfy such covenant. As of December 31, 2024, there were no obligations outstanding under the ABL Facility, the Company’s borrowing base was $176.7 million and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7.6 million of outstanding letters of credit, the Company effectively had $169.2 million available for borrowing under its ABL Facility.
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
Developments in new or ongoing conflicts around the world and related disruptions could adversely affect our liquidity, business, and results of operations.
Developments in new or ongoing conflicts or civil unrest around the world, such as the military conflicts between Russia and Ukraine, Israel and Hamas, and other conflicts and escalating tensions in the Middle East and other regions of the world, may cause significant disruptions to the global financial system, international trade, and the transportation and energy sectors, among others, potentially impacting supply chain and commodity prices which may result in substantial inflation. These disruptions together with the uncertainty created by these conflicts could have recessionary effects on the global economy. Prolonged inflationary conditions and periods of high interest rates could further negatively affect U.S. and international commerce and exacerbate or further extend the period of high energy prices and supply chain constraints. These and other issues resulting from a global economic slowdown and turmoil in the financial markets may continue to adversely affect the automotive industry, which may lead to a decline in the general demand for our products, our profitability or both. We do not have operations in Ukraine, Russia or the Middle East, nor do we sell into these markets. Nonetheless, if there is further global economic slowdown and a continuation of these conflicts, our liquidity, business, and results of operations may continue to be adversely affected.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a significant amount of indebtedness. As of December 31, 2024, we had total indebtedness of $1,100.3 million. Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:
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
We regularly monitor our goodwill, long-lived assets and intangible assets for impairment indicators. In conducting a quantitative goodwill impairment testing, we compare the fair value of our reporting units to their related net book value. If we instead perform a qualitative goodwill impairment test, we assess whether there are any events or circumstances that indicate it is more likely than not that the fair value of our reporting units is less than their related book value. In conducting our impairment analysis of long-lived and intangible assets, we compare the undiscounted cash flows expected to be generated from the long-lived or intangible assets to the related net book values if indicators of impairment are identified. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets or intangible assets. In the event that we determine that our goodwill, long-lived assets or intangible assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results.
Certain of our pension plans are currently underfunded, and we may have to make cash contributions to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2024, our U.S. supplemental employee retirement plan was underfunded by $9.8 million and our non-U.S. pension plans (which typically are pay-as-you-go plans) were underfunded by $81.1 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.
As further described in Note 12. “Pensions” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report, on April 3, 2024, the Company irrevocably transferred approximately $137.0 million of remaining pension benefit obligations and associated plan assets related to the U.S. Pension Plan to a highly rated insurance company, thereby reducing the Company’s pension obligations and assets by the same amount.
Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our liquidity, results of operations and financial condition.
Our earnings may be positively or negatively impacted by the amount of income or expense recorded related to our pension plans. Generally accepted accounting principles in the United States (“U.S. GAAP”) require that income or expense related to the pension plans be calculated at the annual measurement date using actuarial calculations which reflect certain assumptions. Because these assumptions have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plans and the future minimum required contributions, if any, could adversely affect our liquidity, results of operations and financial condition.
Failure to maintain effective controls and procedures could adversely impact our business, financial condition and results of operations.
Regulatory provisions governing the financial reporting of U.S. public companies require that we establish and maintain disclosure controls and internal controls over financial reporting across our operations in 20 countries. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives; as such, they can be susceptible to human error, circumvention or override, and fraud. Failure to maintain adequate, effective controls and procedures could result in potential financial misstatements or other forms of noncompliance that could have an adverse impact on our business, results of operations, financial condition or organizational reputation.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
One of our top priorities is protecting Cooper Standard’s digital assets, and we increasingly rely on data and digital transactions to operate efficiently and effectively. We take action to prevent potential impacts related to system outages, data breaches, cyber-attacks and other threats to avoid disruption to our daily operations. Cooper Standard prioritizes increasing efficiency and efficacy as we design and refresh prescriptive incident response procedures to minimize impacts of potential cyber-attacks or outages. From time to time, the Company engages in table-top exercises, which involve cross-functional business leaders. Our information technology (“IT”) professionals focus on improving existing controls as outlined by ISO/IEC 27001:2022 (an internationally recognized information security framework), which is the foundation of our cybersecurity program. In recent years, we have made advancements in this space by conducting a risk assessment carried out by an independent third-party and continued engagement with cyber advisory services as described further below.
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
Third-party risk management is an important focus of the Cooper Standard cybersecurity program. Cybersecurity is evaluated and considered throughout the lifecycle (onboarding, ongoing operations, offboarding) of third-party relationships as we conduct business with them. We review the security posture of each third-party prior to initiation of the relationship, and periodically throughout the relationship. We evaluate several aspects of information security, utilizing guidance from globally recognized frameworks (e.g., ISO/IEC 27001:2022). In addition to these point-in-time reviews, we continuously monitor the security posture of critical third parties through a third-party service. Critical service providers are also required to submit independently certified assurance of their security controls based on internationally recognized standards (e.g., ISEA 3402, SOC 1, SOC 2, etc.). Finally, upon relationship termination, we ensure each third party is properly offboarded, addressing critical cybersecurity concerns such as eliminating access and obtaining and/or deleting Company data.
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

Item 2.        Properties
As of December 31, 2024, our operations were conducted through 124 wholly-owned, leased and consolidated joint venture facilities in 20 countries (North America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, United Kingdom; South America: Brazil), of which 75 are predominantly manufacturing facilities and 49 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Northville, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings by segment:

Segment	Type	Total Facilities*	Owned Facilities
Sealing systems	Manufacturing (a)	36	24
	Other (b)	8	2
Fluid handling systems	Manufacturing (a)	36	14
	Other (b)	29	—
Corporate and other	Manufacturing (a)	3	1
	Other (b)	12	—
(a)Includes multi-activity sites which are predominantly manufacturing.
(b)Includes design, engineering, R&D, administrative and logistics locations.
(*)    Excludes 2 unutilized facilities in North America.
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
Holders of Common Stock
As of February 7, 2025, there were approximately 5 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility and our indentures governing our First Lien Notes, Third Lien Notes, and 2026 Senior Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
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
We did not repurchase any shares during the years ended December 31, 2024, 2023, or 2022 under the 2018 Program. As of December 31, 2024, we had approximately $98.7 million of repurchase authorization remaining.

Performance Graph
The following graph and corresponding table compare the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The analysis assumes an initial investment of $100 on December 31, 2019 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2024.
Comparison of Cumulative Return

	Ticker	12/31/2019	12/31/2020	12/31/2021	12/30/2022*	12/29/2023*	12/31/2024
Cooper-Standard Holdings Inc.	CPS	$100.00	$104.55	$67.58	$27.32	$58.93	$40.89
S&P 500	SPX	$100.00	$116.05	$148.86	$121.65	$153.61	$191.50
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$121.71	$149.05	$100.64	$107.08	$85.01
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
Executive Overview
Our Business
We design, manufacture and sell sealing and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use primarily in passenger vehicles and light trucks manufactured by global OEMs. In 2024, approximately 86% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 14% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs, particularly the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with OEM engineering departments in the design and development of our various products.
Although each OEM may emphasize different requirements as the primary criteria for judging its suppliers, we believe success as an automotive supplier generally requires outstanding performance with respect to quality, price, service, new program launches, design and engineering capabilities, innovation, timely delivery, financial stability, an extensive global footprint, and sustainability. Also, we believe our continued commitment to invest in global common processes is an important factor in servicing global customers with the same quality and consistency of product wherever we produce in the world. This is especially important when supplying products for global platforms.
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
Our OEM sales are generally based upon purchase orders issued by the OEMs, with updated releases for volume adjustments. As such, we typically do not have a defined backlog of orders at any point in time. Once selected to supply products for a particular platform, we typically supply those products for the platform life, which is normally five to eight years, though this term is not guaranteed. In addition, when we are the incumbent supplier to a given platform, we believe we have a competitive advantage in winning the redesign or replacement platform, although future awards are not guaranteed.
In 2024, approximately 59% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2022, global automotive production was negatively impacted by broad supply chain challenges, labor market disruptions and other lingering impacts of the COVID-19 pandemic. In 2023, light vehicle production showed resilience and strong growth, supported by sustained consumer demand and OEM efforts to replenish depleted inventory levels. This resilience and growth was despite continued uncertainty in the global economy created by continued inflation, rising interest rates and increased geopolitical tension in key regions of the world. In 2024, light vehicle production slowed modestly due to rising inventory levels, relatively high interest rates and affordability concerns, and sustained geopolitical tensions throughout the world. Global commodity markets and pricing have stabilized to a large degree in 2024 and into the beginning of 2025. In 2025, we expect global production will slow further as inventory levels remain high, affordability concerns continue and global economic uncertainty persists. The potential for changes in U.S. trade policy, including the possible imposition of significant tariffs on imported goods, is adding to economic risks and uncertainty globally, and could represent near-term challenges to the automotive industry.
In North America, U.S. consumer confidence has improved from 2023 levels but remains well below pre-pandemic historical averages. The conclusion of recent elections, slowing inflation, the Federal Reserve Board’s recent policy rate actions, and a robust jobs market have been key drivers of improved consumer sentiment. However, uncertainty around U.S. trade policy, including the possible imposition of significant tariffs on imported goods, the timing and magnitude of further interest rate cuts by the Federal Reserve, and increasing consumer debt continue to weigh on economic activity. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States, Canada and Mexico to grow by 2.7 percent, 2.0 percent and 1.4 percent, respectively, in 2025.
In Europe, lower inflation and more stable energy costs are contributing to stronger household consumption. However, economic momentum slowed in the second half of 2024, especially in the manufacturing sector. Ongoing geopolitical tensions and the war in Ukraine continue to pose significant challenges to overall economic growth. Amid this uncertain environment, economists at the IMF are expecting the economy in the Eurozone region to grow by 1.0 percent in 2025.
In the Asia Pacific region, China’s post-COVID-19 economy has been burdened by a protracted property crisis, weak consumer and business confidence, and mounting local government debts. However, China’s economy has shown resilience, supported by a new round of government stimulus actions, a rebound in private consumption and strong exports. Net of these factors, economists at the IMF are expecting the Chinese economy to grow at a rate of 4.6 percent in 2025.
In South America, the risks for the Brazilian economy worsened in the second half of 2024 as increased fiscal spending fueled higher than expected inflation. Brazil’s central bank has raised interest rates to stem inflation but the value of the national currency has fallen rapidly in recent months. In addition, the outlook for exports has softened due to moderating global demand. In view of this uncertain and volatile landscape, economists at the IMF are expecting the growth rate of the Brazilian economy to slow modestly to 2.2 percent in 2025.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. These production rates can be impacted periodically by changing macro and micro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions and changing regulatory requirements, among other factors.
According to estimates of S&P Global (formerly IHS Markit), global light vehicle production was approximately 89.4 million units in 2024. This reflects a decline of approximately 1.2% globally compared to 2023.
Light vehicle production in certain regions for 2024 and 2023, as well as projections for 2025, are provided in the following table:

(in millions of units)	2025(1)	2024(1)	2023(1)	Projected % Change 2024-2025	% Change 2023-2024
North America	15.1	15.5	15.7	(2.2)%	(1.4)%
Europe	16.6	17.1	18.0	(3.0)%	(4.7)%
Asia Pacific	52.0	51.7	51.6	0.6%	0.1%
Greater China	30.2	30.1	29.0	0.3%	3.8%
South America	3.1	3.0	2.9	5.5%	1.7%
(1)    Production data based on S&P Global, January 2025.
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
OEMs have shifted some research and development, design and testing responsibility to suppliers, while simultaneously shortening new product cycle times. To remain competitive, suppliers must have state-of-the-art engineering and design capabilities and continuously improve their engineering, design and manufacturing processes to effectively service the customer. Suppliers are increasingly expected to collaborate on, or assume the product design and development of, key automotive components. This shift requires suppliers to provide innovative solutions to meet evolving technologies aimed at improved emissions and fuel economy.
Increased competitiveness in the industry, as well as customer focus on costs, has resulted in continued pressure on suppliers for price reductions, even in an inflationary environment, which reduces the overall profitability of the supply industry. Consolidations and market share shifts among vehicle manufacturers continue to put additional pressures on the supply chain. These pricing and market pressures will continue to drive our focus on reducing our overall cost structure through continuous improvement initiatives, capital redeployment, restructuring and other cost management processes. In response to ongoing inflationary cost pressures, we have implemented aggressive lean and cost optimization initiatives to help mitigate their impact. In addition, we continue to actively pursue pricing adjustments from our customers to offset higher costs on our existing business, particularly where such costs are market driven and beyond our immediate control.
In addition to the above, other factors will present opportunities for automotive suppliers who are positioned to meet the demands of evolving automotive markets and operating environment, including autonomous and connected vehicles, government regulation, and consumer preferences for environmentally friendly products and technology, such as hybrid and electric vehicle (“EV”) architectures.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Since 2020, market prices for key raw materials, such as steel, aluminum, and oil-derived commodities, experienced a period of extreme volatility, which led to significant cost increases for our business. In response, we worked with our customers to implement or expand index-based commercial agreements that have enabled us to partially recover incremental material costs incurred and significantly reduce our exposure and risk related to commodity price fluctuations going forward. Although global commodity markets and pricing largely stabilized in 2024, we will continue working with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
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
Goodwill. Goodwill is tested for impairment by reporting unit as of October 1 of each year and more frequently if events or circumstances indicate that an impairment may exist. We test goodwill for impairment by performing a qualitative assessment or using a quantitative test. If we elect to perform a qualitative assessment and determine it is more likely than not that a reporting unit’s carrying value is more than its fair value, the quantitative test is then performed. Otherwise, no further testing is required. For a quantitative goodwill analysis, fair value is based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a three-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. For the 2024 annual goodwill impairment test, we performed a qualitative assessment and determined that it is more likely than not that the fair values of our Sealing Systems, Fluid Handling Systems, and Industrial Specialty Group reporting units exceeded their carrying values. See Note 9. “Goodwill and Intangible Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived asset group compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is determined using various valuation approaches depending on the asset type. Fair value of machinery and equipment is based upon either estimated salvage value or estimated orderly liquidation value. Fair value of leased buildings is based on a discounted cash flow approach. Fair value of owned buildings is based on a sales comparison approach or cost approach. When determining fair value, cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates, and customer commitments. If applicable, discount rates are used in fair value calculations where required. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets. In 2024, 2023 and 2022, we recorded impairment charges related to buildings and machinery and equipment. The 2024 impairments were related solely to idle assets and were based on internal assessments. In contrast, for the 2023 and 2022, we engaged a third-party valuation firm to determine fair values in order to calculate impairment charges. See Note 8. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Experience gains and losses as well as the effects of changes in actuarial assumptions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligations or the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan. Our net pension and postretirement benefit costs (income), which included a net one-time, non-cash pension settlement charge of $44.6 million ($46.0 million net of tax), were approximately $51.8 million and $(1.4) million, respectively, for the year ended December 31, 2024. Note that the pension settlement charge resulted from the termination of a certain U.S. pension plan and the related accelerated recognition of accumulated actuarial losses included within AOCI in our consolidated balance sheets. See Note 12. “Pensions” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2024 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2024 were as follows:

	U.S.	Non-U.S.
Discount rate	5.50%	4.21%
Rate of compensation increase	N/A (*)	3.14%
*    As the U.S. plans are frozen, the rate of compensation increase is not applicable.
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2024 were as follows:

	U.S.	Non-U.S.
Discount rate	5.10%	4.00%
Expected return on plan assets	N/A (*)	4.07%
Rate of compensation increase	N/A (**)	3.20%
*    There were no U.S. plan assets as of December 31, 2024, therefore the expected return on plan assets is not applicable.
**    As the U.S. plans are frozen, the rate of compensation increase is not applicable.
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2025 net periodic benefit cost	Impact on PBO as of December 31, 2024
1% increase in discount rate	- $0.4 million	- $12.0 million
1% decrease in discount rate	+ $0.1 million	+ $14.5 million
1% increase in expected return on plan assets	- $0.3 million	-
1% decrease in expected return on plan assets	+ $0.3 million	-
Aggregate pension net periodic benefit cost is forecasted to be approximately $6.7 million in 2025.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligations as of December 31, 2024 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	6.21%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	N/A
Aggregate other postretirement net periodic benefit income is forecasted to be approximately $1.0 million in 2025.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts deductible for United States federal income tax purposes or amounts required by local statute. The Company does not anticipate making cash contributions to its U.S. supplemental employee retirement plan in 2025, but estimates cash contributions of approximately $0.4 million to its non-U.S. pension plans in 2025.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.1 million in 2025.

Historical Periods
Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2023 for discussion of the Results of Operations, Segment Results of Operations, and Liquidity and Capital Resources for the year ended December 31, 2023 compared to the year ended December 31, 2022, which is incorporated by reference herein.
Results of Operations

	Year Ended December 31,		Change
	2024	2023	2024 vs. 2023
	(Dollar amounts in thousands)
Sales	$2,730,893	$2,815,879	$(84,986)
Cost of products sold	2,427,978	2,525,103	(97,125)
Gross profit	302,915	290,776	12,139
Selling, administration & engineering expenses	207,553	215,741	(8,188)
Gain on sale of businesses, net	(1,971)	(586)	(1,385)
Gain on sale of buildings and land, net	(3,317)	—	(3,317)
Amortization of intangibles	6,512	6,804	(292)
Restructuring charges	23,601	18,018	5,583
Impairment charges	713	4,768	(4,055)
Operating income	69,824	46,031	23,793
Interest expense, net of interest income	(115,639)	(130,077)	14,438
Equity in earnings of affiliates	6,828	3,281	3,547
Loss on refinancing and extinguishment of debt	—	(81,885)	81,885
Pension settlement and curtailment charges	(44,553)	(16,035)	(28,517)
Other expense, net	(17,938)	(15,698)	(2,241)
Loss before income taxes	(101,478)	(194,383)	92,905
Income tax (benefit) expense	(23,348)	8,933	(32,281)
Net loss	(78,130)	(203,316)	125,186
Net (income) loss attributable to noncontrolling interests	(616)	1,331	(1,947)
Net loss attributable to Cooper-Standard Holdings Inc.	$(78,746)	$(201,985)	$123,239
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023.
Sales

	Year Ended December 31,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Divestitures
	(Dollar amounts in thousands)
Total sales	$2,730,893	$2,815,879	$(84,986)	$(31,802)	$(20,642)	$(32,542)
*    Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
Sales for the year ended December 31, 2024 decreased 3.0%, compared to the year ended December 31, 2023. The decrease in sales was driven by unfavorable volume and mix, net of customer price adjustments including recoveries, the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, and the negative impact of foreign exchange.

Gross Profit

	Year Ended December 31,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases) / Increases**
	(Dollar amounts in thousands)
Cost of products sold	$2,427,978	$2,525,103	$(97,125)	$(7,302)	$15,760	$(105,583)
Gross profit	302,915	290,776	12,139	(24,500)	(36,402)	73,041
Gross profit percentage of sales	11.1%	10.3%
*     Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
**    Net of divestitures and restructuring savings.
Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation, and other direct operating expenses. Among these, materials represent the largest component, accounting for approximately 51% of total cost of products sold for each of the years ended December 31, 2024 and December 31, 2023. The change in cost of products sold was impacted by favorable manufacturing and purchasing savings through lean initiatives, the divestiture of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year, the impact of savings from our restructuring initiative in the current year, lower volume and mix, net of recoveries, and lower material input costs, partially offset by higher inflation of labor and overhead, and unfavorable foreign exchange.
Gross profit for the year ended December 31, 2024 increased 4.2% compared to the year ended December 31, 2023. As a percentage of sales, gross profit was 11.1% and 10.3% for the years ended December 31, 2024 and December 31, 2023, respectively. The change was driven by manufacturing and purchasing savings through lean initiatives, the impact of savings from our restructuring initiative in the current year and lower material input costs, partially offset by unfavorable foreign exchange, higher inflation of labor and overhead, unfavorable volume and mix, net of customer price adjustments including recoveries and the divestiture of our European technical rubber products business and a joint venture in the Asia Pacific region in the prior year.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the year ended December 31, 2024 were $207.6 million, or 7.6% of sales, compared to $215.7 million, or 7.7% of sales, for the year ended December 31, 2023. The decrease as a percentage of sales was primarily due to lower compensation-related costs driven by savings from our restructuring initiative, partially offset by foreign exchange.
Gain on Sale of Businesses, Net. Gain on sale of businesses, net for the year ended December 31, 2024 was $2.0 million, resulting from the net effect of the sale of our Canadian tooling business. Gain on sale of businesses, net for the year ended December 31, 2023 was $0.6 million, resulting from the net effect of our 2023 divestitures, which included the sale of our European technical rubber products business and the sale of our entire controlling equity interest of a joint venture in the Asia Pacific region. See Note 4. “Divestitures and Deconsolidation” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Gain on Sale of Buildings and Land, Net. Gain on sale of buildings and land, net for the year ended December 31, 2024 was $3.3 million, resulting from the sale of a building and land related to one of our Canadian facilities. See Note 8. “Property, Plant and Equipment” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Impairment Charges. Non-cash asset impairment charges of $0.7 million and $4.8 million for the years ended December 31, 2024 and December 31, 2023, respectively, related to property, plant and equipment impairment charges.
Restructuring Charges. Restructuring charges for the year ended December 31, 2024 increased $5.6 million compared to the year ended December 31, 2023. Our restructuring actions, which include plant and facility closures as well as workforce reductions, are initiated to maintain a competitive footprint or in response to changes in global and regional automotive markets. The increase was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024. See Note 6. “Restructuring” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

Interest Expense, Net of Interest Income. Net interest expense for the year ended December 31, 2024 decreased $14.4 million compared to the year ended December 31, 2023, primarily due to a decrease in payment-in-kind interest on our Third Lien Notes. We elected to pay the third and fourth interest payments, due June 15, 2024 and December 15, 2024, respectively, in cash at the lower 5.625% Cash Pay interest rate as opposed to accruing for interest at the higher 10.625% PIK rate.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the year ended December 31, 2023 was $81.9 million, which resulted from certain fees and the partial write off of new and unamortized debt issuance costs and unamortized original issue discount related to refinancing transactions that occurred in 2023.
Pension Settlement and Curtailment Charges. Non-cash settlement and curtailment charges of $44.6 million for the year ended December 31, 2024 primarily related to the termination of a certain U.S. pension plan. Non-cash settlement charges of $16.0 million for the year ended December 31, 2023 primarily related to lump sum payments paid to eligible participants from plan assets as part of the approved termination of the aforementioned U.S. pension plan. See Note 12. “Pensions” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Other Expense, Net. Other expense, net for the year ended December 31, 2024 increased $2.2 million compared to the year ended December 31, 2023, primarily due to the unfavorable impact of foreign currency exchange, partially offset by a decrease in periodic benefit cost other than service cost.
Income Tax (Benefit) Expense. Income tax benefit for the year ended December 31, 2024 was $23.3 million on losses before taxes of $101.5 million. This compared to an income tax expense of $8.9 million on losses before taxes of $194.4 million for the year ended December 31, 2023. The tax expense in 2024 and 2023 differed from the statutory rate primarily due to incremental valuation allowances recorded on tax losses generated in the U.S. and certain foreign jurisdictions, the mix of income between the U.S. and foreign sources, tax credits and incentives, and other nonrecurring discrete items. Additionally, the year ended December 31, 2024 includes a $41.5 million benefit for valuation allowance reversals in Brazil, Poland, and a Chinese location.
Segment Results of Operations
Effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the CODM manages the business, allocates resources, makes operating decisions and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in this Annual Report on Form 10-K is reflective of this new structure and prior period information has been revised to conform to the Company’s current period presentation.
The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determines the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Sales

	Year Ended December 31,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing Systems	$1,420,034	$1,444,497	$(24,463)	$(11,164)	$(13,299)
Fluid Handling Systems	1,236,837	1,264,953	(28,116)	(20,773)	(7,343)
Total for reportable segments	$2,656,871	$2,709,450	$(52,579)	$(31,937)	$(20,642)
*    Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.

Sealing Systems. The sales variance due to volume and mix, including customer price adjustments, was primarily driven by lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $7.7 million impact of the Brazilian Real, $3.1 million impact of the Chinese Renminbi, $2.1 million impact of the Canadian Dollar, and $0.4 million unfavorable impact of all other currencies.
Fluid Handling Systems. The sales variance due to volume and mix, including customer price adjustments, was primarily driven by lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $3.5 million impact of the Korean Won, $2.8 million impact of the Brazilian Real, and $1.0 million unfavorable impact of all other currencies.
Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2024	2023	Change	Volume / Mix*	Foreign Exchange	Cost (Increases)/Decreases**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$126,524	$114,245	$12,279	$(14,347)	$(20,578)	$47,204
Fluid Handling Systems	77,686	74,782	2,904	(12,025)	(19,004)	34,302
Total for reportable segments	$204,210	$189,027	$15,183	$(26,372)	$(39,582)	$81,506
*    Net of customer price adjustments, including recoveries and the impact of work stoppages initiated by certain labor unions in North America in 2023.
**    Net of restructuring savings.
Sealing Systems. The adjusted EBITDA variance due to volume and mix, including customer price adjustments, was primarily driven by lower customer recoveries. The unfavorable foreign currency exchange impact was driven by a $9.6 million impact of the Brazilian Real, $6.6 million impact of the Polish Zloty, $4.2 million impact of the Mexican Peso, and $0.2 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $42.9 million of favorable manufacturing and purchasing savings through lean initiatives, and $18.3 million of all other operational costs primarily driven by restructuring savings and income from unconsolidated joint ventures, partially offset by $14.0 million of unfavorable inflationary costs (including salary and fringes, occupancy, and other costs).
Fluid Handling Systems. The adjusted EBITDA variance due to volume and mix, including customer price adjustments, was driven by lower customer volumes. The unfavorable foreign currency exchange impact was driven by a $10.8 million impact of the Mexican Peso, $4.5 million impact of the Costa Rican Colon, $3.4 million impact of the Brazilian Real, and $0.3 million unfavorable impact of all other currencies. The cost decreases were primarily driven by $37.6 million of favorable manufacturing and purchasing savings through lean initiatives, $4.4 million of favorable material input cost, and $10.6 million of all other operational costs primarily driven by restructuring savings, partially offset by $18.3 million of unfavorable inflationary costs (including salary and fringes, occupancy, and other costs).
Liquidity and Capital Resources
Short and Long-Term Liquidity Considerations and Risks
The sources to fund our ongoing working capital, capital expenditures, debt service and other funding requirements are a combination of cash flows from operations, cash on hand, borrowings under our senior asset-based revolving credit facility (“ABL Facility”) and receivables factoring. We utilize intercompany loans and equity contributions to fund our worldwide operations. However, certain country-specific regulations may impose restrictions or result in increased costs when repatriating funds. See Note 10. “Debt and Other Financing” to the consolidated financial statements in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
Cash Flows
Operating Activities. Net cash provided by operating activities was $76.4 million for the year ended December 31, 2024, compared to net cash provided by operating activities of $117.3 million for the year ended December 31, 2023. The net change was primarily due to changes in net working capital balances.
Investing Activities. Net cash used in investing activities was $45.1 million for the year ended December 31, 2024, compared to net cash used in investing activities of $65.0 million for the year ended December 31, 2023. The net change was primarily due to lower capital expenditures, partially offset by net proceeds of $15.4 million related to our 2023 divestitures which were received in the year ended December 31, 2023. We expect capital expenditures in 2025 to be relatively consistent with 2024, primarily as part of initiatives to consistently lower overall capital spending. We anticipate that we will spend approximately $45.0 to $55.0 million on capital expenditures in 2025.
Financing Activities. Net cash used in financing activities totaled $9.6 million for the year ended December 31, 2024, compared to net cash used in financing activities of $81.1 million for the year ended December 31, 2023. The change was primarily due to refinancing transactions that occurred in 2023.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell accounts receivable from certain European customers through a third-party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2024 and 2023, we had $53.4 million and $47.9 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2024 and 2023, total accounts receivable factored were $497.4 million and $420.1 million, respectively. Costs incurred on the sale of receivables were $2.9 million, $2.2 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. These amounts are recorded in other expense, net in the consolidated statements of operations. These are permitted transactions under the credit agreements governing the ABL Facility and the indentures governing the First Lien Notes, Third Lien Notes, and 2026 Senior Notes.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2024, we had approximately $98.7 million of repurchase authorization under the 2018 Program.
We did not make any repurchases under the 2018 Program during the years ended December 31, 2024, 2023 or 2022.
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

The following table summarizes the total amounts due in future periods under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations as of December 31, 2024:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations	$1,091.0	$39.8	$1,051.2	$—	$—
Interest on debt obligations	250.6	109.1	141.5	—	—
Operating lease obligations	112.9	24.5	33.0	23.0	32.3
Finance lease obligations	23.6	3.6	6.3	6.6	7.0
Total	$1,478.1	$177.0	$1,232.0	$29.6	$39.3
In addition to our contractual obligations and commitments set forth in the table above, we have employment arrangements with certain key executives that provide for continuity of management. These arrangements include payments of multiples of annual salary, certain incentives and continuation of benefits upon the occurrence of specified events in a manner believed to be consistent with comparable companies. As of December 31, 2024, the Company had additional operating leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $4.0 million.
We also have funding requirements with respect to our pension obligations. We do not expect to make cash contributions to our U.S. supplemental employee retirement plan in 2025, but we do expect to make cash contributions of $0.4 million to our foreign pension plans in 2025. Our minimum funding requirements after 2025 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. Unlike our pension obligations, we do not prefund our postretirement benefit obligations; instead, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.1 million in 2025.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $10.6 million as of December 31, 2024 have been excluded from the contractual obligations table above. See Note 15. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2024 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
Other Matters
We may, from time to time, seek to purchase our outstanding debt securities or loans, including the First Lien Notes, Third Lien Notes, and 2026 Senior Notes. Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Any such purchases will be made in our sole discretion in light of market conditions, applicable limitations contained in the agreements governing our indebtedness and other relevant factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) as an unrestricted subsidiary under the terms of certain of its debt agreements. Despite this designation, Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline recognized a net loss of $2.5 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, Liveline had less than $0.5 million and less than $0.1 million of gross assets, respectively, and will rely on Cooper Standard for necessary funding until it is able to sustain itself through sales of its products and services.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2024	2023	2022
	(Dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(78,746)	$(201,985)	$(215,384)
Income tax (benefit) expense	(23,348)	8,933	17,291
Interest expense, net of interest income	115,639	130,077	78,514
Depreciation and amortization	103,565	109,931	122,476
EBITDA	$117,110	$46,956	$2,897
Restructuring charges	23,601	18,018	18,304
Deconsolidation of joint venture (1)	—	—	2,257
Impairment charges (2)	713	4,768	43,710
Gain on sale of businesses, net (3)	(1,971)	(586)	—
Gain on sale of buildings and land, net (4)	(3,317)	—	(33,391)
Indirect tax adjustments (5)	—	—	1,409
Loss on refinancing and extinguishment of debt (6)	—	81,885	—
Pension settlement and curtailment charges (7)	44,553	16,035	2,682
Adjusted EBITDA	$180,689	$167,076	$37,868
(1)Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
(2)Non-cash impairment charges in 2024 related to idle assets in certain locations in Asia Pacific. Non-cash impairment charges in 2023 related to certain assets in Europe and Asia Pacific. Non-cash impairment charges in 2022 related to operating performance and idle assets in certain locations in North America, Europe and Asia Pacific.
(3)Gain on sale of businesses related to divestitures in 2024 and 2023.
(4)In 2024, the Company recognized a gain on the sale of building and land related to a Canadian facility. In 2022, the Company recognized a gain on a sale-leaseback agreement on one of its European facilities.
(5)Impact of indirect tax adjustments in 2022.
(6)Loss on refinancing and extinguishment of debt related to refinancing transactions in 2023.
(7)Non-cash net pension settlement and curtailment charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.
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

Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases, operating expenses and certain assets and liabilities. As of December 31, 2024, the notional amount of these contracts was $188.1 million. As of December 31, 2024, the fair value of the Company’s forward foreign exchange contracts was a liability of $3.8 million. The potential fair value of the forward foreign exchange contracts from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2024	December 31, 2023
10% strengthening of U.S. Dollar	- $17.3 million	- $16.4 million
10% weakening of U.S. Dollar	+ $12.9 million	+ $21.2 million
These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. dollars. In 2024, net sales outside of the United States accounted for 78% of our consolidated net sales, although certain non-U.S. sales are U.S. dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company historically used interest rate swap contracts to create fixed interest payments on variable rate debt instruments in order to manage exposure to fluctuations in interest rates. As of December 31, 2024 and 2023, we did not have any outstanding debt at variable interest rates, and therefore did not enter into any interest rate swap contracts in 2024 or 2023.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy and commodity costs have been extremely volatile over the past several years, though global commodity markets have stabilized to a large degree in 2024. We did not enter into any commodity derivative instruments in 2024 or 2023. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

Income Taxes – Realizability of Deferred Tax Assets in Brazil

Description of the Matter	As described in Note 15, as of December 31, 2024, the Company has consolidated deferred tax assets of $502 million with a valuation allowances of $405 million. A valuation allowance is provided on deferred tax assets if the Company determines that it is more likely than not that the asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the realization of the deferred tax assets and the assessment of the likelihood of sufficient future taxable income. Sources of taxable income include taxable income in prior carryback year(s) if permitted under the tax law, future reversals of existing deferred tax assets and liabilities, tax planning strategies that are prudent and feasible, and projections of future taxable income (exclusive of the reversals of existing deferred tax assets and liabilities).

During 2024, the Company determined it was more likely than not that the Brazil deferred tax assets are realizable. As a result, the Company released the valuation allowance related to these deferred tax assets of $23 million and recorded a corresponding net income tax benefit. We identified as a critical audit matter management’s determination that the positive evidence of the three-year trend of objective and verifiable taxable income and forecasts of continued taxable income outweighed the negative evidence of historical losses in Brazil and volatility because of the judgment required by management to determine forecasted taxable income. This required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the Company’s assessment.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the realizability of deferred tax assets. This included controls over management’s projections of future taxable income.

To test the realizability of the Company’s deferred tax assets for the Brazil jurisdiction, our audit procedures included evaluating the time period over which temporary differences are expected to reverse, evaluating the assumptions used by the Company to develop projections of future taxable income, and testing the calculations of existing temporary book-tax differences. We evaluated the assumptions used by the Company to develop projections of future taxable income for the Brazil jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. We compared the projections of future taxable income for the Brazil jurisdiction with the actual results of prior periods and considered external data sources and historical trends, to the extent applicable. Our income tax specialists were used to assist in the evaluation of the realizability of the Company’s deferred tax assets for the Brazil jurisdiction, including consideration of applicable tax statutes.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2005.
Detroit, Michigan
February 14, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Detroit, Michigan
February 14, 2025

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Sales	$2,730,893	$2,815,879	$2,525,391
Cost of products sold	2,427,978	2,525,103	2,395,600
Gross profit	302,915	290,776	129,791
Selling, administration & engineering expenses	207,553	215,741	199,455
Gain on sale of businesses, net	(1,971)	(586)	—
Gain on sale of buildings and land, net	(3,317)	—	(33,391)
Amortization of intangibles	6,512	6,804	6,715
Restructuring charges	23,601	18,018	18,304
Impairment charges	713	4,768	43,710
Operating income (loss)	69,824	46,031	(105,002)
Interest expense, net of interest income	(115,639)	(130,077)	(78,514)
Equity in earnings (losses) of affiliates	6,828	3,281	(8,817)
Loss on refinancing and extinguishment of debt	—	(81,885)	—
Pension settlement and curtailment charges	(44,553)	(16,035)	(2,682)
Other expense, net	(17,938)	(15,698)	(5,485)
Loss before income taxes	(101,478)	(194,383)	(200,500)
Income tax (benefit) expense	(23,348)	8,933	17,291
Net loss	(78,130)	(203,316)	(217,791)
Net (income) loss attributable to noncontrolling interests	(616)	1,331	2,407
Net loss attributable to Cooper-Standard Holdings Inc.	$(78,746)	$(201,985)	$(215,384)

Loss per share:
Basic	$(4.48)	$(11.64)	$(12.53)
Diluted	$(4.48)	$(11.64)	$(12.53)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(78,130)	$(203,316)	$(217,791)
Other comprehensive income (loss):
Currency translation adjustment	(24,227)	(214)	(18,856)
Benefit plan liabilities adjustment, net of tax	8,798	16,102	5,052
Pension settlement, net of tax	48,190	—	—
Fair value change of derivatives, net of tax	(4,312)	(8,163)	9,433
Other comprehensive income (loss), net of tax	28,449	7,725	(4,371)
Comprehensive loss	(49,681)	(195,591)	(222,162)
Comprehensive (income) loss attributable to noncontrolling interests	(832)	1,913	1,991
Comprehensive loss attributable to Cooper-Standard Holdings Inc.	$(50,513)	$(193,678)	$(220,171)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$170,035	$154,801
Accounts receivable, net	310,738	380,562
Tooling receivable, net	69,204	80,225
Inventories	142,401	146,846
Prepaid expenses	25,833	28,328
Income tax receivable and refundable credits	11,576	11,225
Value added tax receivable	45,120	69,684
Other current assets	30,349	28,915
Total current assets	805,256	900,586
Property, plant and equipment, net	539,201	608,431
Operating lease right-of-use assets, net	87,292	91,126
Goodwill	140,443	140,814
Intangible assets, net	33,805	40,568
Deferred tax assets	63,240	23,792
Other assets	63,828	66,982
Total assets	$1,733,065	$1,872,299

Liabilities and Equity
Current liabilities:
Debt payable within one year	$42,428	$50,712
Accounts payable	295,178	334,578
Payroll liabilities	103,701	132,422
Accrued liabilities	116,617	116,954
Current operating lease liabilities	18,859	18,577
Total current liabilities	576,783	653,243
Long-term debt	1,057,839	1,044,736
Pension benefits	89,253	100,578
Postretirement benefits other than pensions	26,336	28,940
Long-term operating lease liabilities	71,907	76,482
Deferred tax liabilities	3,801	5,208
Other liabilities	40,516	52,845
Total liabilities	1,866,435	1,962,032
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,392,340 shares issued and 17,326,531 outstanding as of December 31, 2024, and 19,263,288 shares issued and 17,197,479 outstanding as of December 31, 2023	17	17
Additional paid-in capital	518,208	512,164
Retained deficit	(470,562)	(391,816)
Accumulated other comprehensive loss	(173,432)	(201,665)
Total Cooper-Standard Holdings Inc. equity	(125,769)	(81,300)
Noncontrolling interests	(7,601)	(8,433)
Total equity	(133,370)	(89,733)
Total liabilities and equity	$1,733,065	$1,872,299
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2021	16,991,979	$17	$504,497	$25,553	$(205,184)	$324,883	$6,477	$331,360
Share-based compensation, net	116,050	—	3,001	—	—	3,001	—	3,001
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(11,007)	(11,007)
Net loss for 2022	—	—	—	(215,384)	—	(215,384)	(2,407)	(217,791)
Other comprehensive (loss) income	—	—	—	—	(4,787)	(4,787)	416	(4,371)
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	89,450	—	4,666	—	—	4,666	—	4,666
Net loss for 2023	—	—	—	(201,985)	—	(201,985)	(1,331)	(203,316)
Other comprehensive income (loss)	—	—	—	—	8,306	8,306	(581)	7,725
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	129,052	—	6,044	—	—	6,044	—	6,044
Net (loss) income for 2024	—	—	—	(78,746)	—	(78,746)	616	(78,130)
Other comprehensive income	—	—	—	—	28,233	28,233	216	28,449
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net loss	$(78,130)	$(203,316)	$(217,791)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	97,053	103,127	115,761
Amortization of intangibles	6,512	6,804	6,715
Gain on sale of businesses, net	(1,971)	(586)	—
Gain on sale of buildings and land, net	(3,317)	—	(33,391)
Impairment charges	713	4,768	43,710
Pension settlement and curtailment charges	44,553	16,035	2,682
Share-based compensation expense	9,161	7,718	3,259
Equity in (earnings) losses of affiliates, net of dividends related to earnings	(3,246)	(982)	12,450
Loss on refinancing and extinguishment of debt	—	81,885	—
Payment-in-kind interest	12,367	58,808	—
Deferred income taxes	(45,466)	(5,813)	5,653
Other	5,291	4,838	(10,887)
Changes in operating assets and liabilities:
Accounts and tooling receivable	67,761	(12,333)	(65,712)
Inventories	(3,125)	6,412	(2,221)
Prepaid expenses	1,119	2,924	(5,658)
Income tax receivable and refundable credits	(836)	2,603	68,251
Accounts payable	(18,440)	6,743	20,591
Payroll and accrued liabilities	(19,968)	16,924	46,177
Other	6,338	20,718	(25,739)
Net cash provided by (used in) operating activities	76,369	117,277	(36,150)
Investing activities:
Capital expenditures	(50,498)	(80,743)	(71,150)
Proceeds from sale of businesses, net of cash divested	763	15,351	—
Proceeds from sale of fixed assets	4,328	—	53,288
Other	287	424	(30)
Net cash used in investing activities	(45,120)	(64,968)	(17,892)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	924,299	—
Repayment and refinancing of long-term debt	—	(927,046)	—
Principal payments on long-term debt	(2,464)	(2,127)	(4,178)
(Decrease) increase in short-term debt, net	(7,288)	(1,234)	4,093
Debt issuance costs and other fees	(1,936)	(74,376)	(4,229)
Taxes withheld and paid on employees' share-based payment awards	(612)	(214)	(607)
Contribution from noncontrolling interests and other	38	(439)	655
Proceeds from other financing activities	2,617	—	—
Net cash used in financing activities	(9,645)	(81,137)	(4,266)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(5,968)	(918)	(13)
Changes in cash, cash equivalents and restricted cash	15,636	(29,746)	(58,321)
Cash, cash equivalents and restricted cash at beginning of period	163,061	192,807	251,128
Cash, cash equivalents and restricted cash at end of period	$178,697	$163,061	$192,807
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$170,035	$154,801	$186,875
Restricted cash included in other current assets	7,590	7,244	4,650
Restricted cash included in other assets	1,072	1,016	1,282
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$178,697	$163,061	$192,807
Supplemental disclosure:
Cash paid for interest	$101,514	$78,699	$80,163
Cash paid (received) for income taxes, net of refunds	19,085	10,301	(56,393)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share and share amounts)

1. Description of Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). The Company’s products are primarily for use in passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. Nearly all of the Company’s activities are conducted through its subsidiaries.
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of the types of fluid transfer systems that it manufactures. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 75 manufacturing locations and 49 design, engineering, administrative and logistics locations in 20 countries around the world.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Certain balances in prior periods have been conformed to the current presentation.
Effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. This resulted in the realignment of its reportable segments, which are determined based on how the chief operating decision maker (“CODM”) manages the business, allocates resources, makes operating decisions and evaluates operating performance. As a result, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The segment realignment had no impact on the Company’s consolidated financial position, results of operations, or cash flows. All segment information included in these consolidated financial statements is reflective of this new structure and prior period information has been revised to conform to the Company’s current period presentation. Refer to Note 21. “Business Segments” for additional information on the Company’s reportable segments and to Note 9. “Goodwill and Intangible Assets” for the impact thereof to the evaluation of recorded goodwill balances.
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
Foreign Currency – The financial statements of foreign subsidiaries are translated to United States (“U.S.”) dollars at the end-of-period exchange rates for assets and liabilities and at a weighted average exchange rate for each period for revenues and expenses. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity. Transaction related gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those intercompany balances which are designated as long-term-investment nature.
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
Allowance for Credit Losses – An allowance for credit losses is established through charges to the provision for credit losses when it is probable that the outstanding receivable or reimbursable tooling will not be collected. The Company evaluates the adequacy of the allowance for credit losses on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for credit losses was $5,437 and $5,944 as of December 31, 2024 and 2023, respectively.
Inventories – Inventories are valued at lower of cost or net realizable value. Cost is determined using the first-in, first-out method. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company records inventory reserves for inventory in excess of production and/or forecasted requirements and for obsolete inventory.

	December 31,
	2024	2023
Finished goods	$39,299	$38,022
Work in process	36,785	38,284
Raw materials and supplies	66,317	70,540
Total	$142,401	$146,846
Derivative Financial Instruments – Derivative financial instruments are utilized by the Company to reduce exposure to foreign currency exchange fluctuations. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. On the date the derivative is established, the Company designates the derivative as either a fair value hedge, a cash flow hedge or a net investment hedge in accordance with its established policy. Alternatively, under certain circumstances, the Company may choose to leave the derivative undesignated. The Company does not enter into derivative financial instruments for trading or speculative purposes.
Income Taxes – Deferred tax assets or liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if the Company determines that it is more likely than not that the asset will not be realized.
Long-lived Assets – Property, plant and equipment are recorded at cost and depreciated using primarily the straight-line method over estimated useful lives. Leasehold improvements are amortized over the expected life of the asset or term of the lease, whichever is shorter. Intangibles with finite lives, which include customer relationships, supply agreements and land use rights, are amortized over estimated useful lives. The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that an asset group may be impaired and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying value. If the net carrying value exceeds the fair value, an impairment loss exists and is calculated based on estimated salvage value, estimated orderly liquidation value or a value-in-exchange approach.
Pre-production Costs Related to Long Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $3,368 and $3,897 as of December 31, 2024 and 2023, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2024 and 2023 was $69,204 and $80,225, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $18,724 and $16,007 as of December 31, 2024 and 2023, respectively.
Goodwill – The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying amount may be impaired. Goodwill impairment testing is performed at the reporting unit level. The impairment test involves performing a qualitative assessment or using a quantitative test. If we elect to perform a qualitative assessment and determine it is more likely than not that a reporting unit’s carrying value is more than its fair value, a quantitative test is performed by comparing the estimated fair value of each reporting unit to its carrying value. If the carrying value exceeds the fair value, an impairment charge is recorded based on that difference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
In the fourth quarter of 2024 and 2023, the Company completed a qualitative and quantitative goodwill impairment test, respectively. After evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert that the fair value of its reporting units remained in excess of their carrying values. See Note 9. “Goodwill and Intangible Assets” for additional information.
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
Revenue Recognition and Sales Commitments – In accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, revenue is recognized when the performance obligations are satisfied. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. The Company has one major performance obligation category: manufactured parts.
A contract’s transaction price is allocated to each distinct performance obligation and recognized when the performance obligation is satisfied. The Company’s contracts may include multiple performance obligations. In such cases, the Company typically allocates the contract’s transaction price to each performance obligation based on the purchase order or other arranged pricing.
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
Research and Development – Engineering, research and development, and program management costs are charged to selling, administration and engineering expenses as incurred and totaled $82,818, $84,112 and $80,528 for the years ended December 31, 2024, 2023 and 2022, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standards Updates (“ASU”) in 2024, which did not have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
Requires disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM beginning with this Annual Report on Form 10-K. See Note 21. “Business Segments” for required disclosures. The amendments in this update also require certain annual segment disclosures to be included in interim periods beginning in 2025.
January 1, 2024
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures:

Standard	Description	Impact	Effective Date
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2025
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	Requires joint ventures to apply a new basis of accounting upon formation, and as a result, initially measure all assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance).	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2025
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure of specified information about certain expenses presented in the statements of operations within the notes to financial statements at each interim and annual reporting period. It also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
4. Divestitures and Deconsolidation
2024 Divestiture
In the fourth quarter of 2024, the Company completed the sale of its Canadian tooling business. Under the terms of the agreement, an initial cash payment of $2,500 was received in the first quarter of 2025, with an additional $2,000 to be received contingent upon the Company issuing a set value of purchase orders with the buyer over a specified period.
During the year ended December 31, 2024, the Company recorded a net gain of $1,971 associated with the sale, included in the consolidated statements of operations.
2023 Divestiture
In the second quarter of 2023, the Company signed a share purchase and assignment agreement to sell its European technical rubber products business. In the third quarter of 2023, the Company closed the transaction and received cash proceeds

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
in the amount of $15,009. In the fourth quarter of 2023, the Company finalized computations of purchase price adjustments. Incremental proceeds of $663 resulting from final net purchase price adjustments were received in the first quarter of 2024.
Upon finalization of the sale, during the year ended December 31, 2023, the Company recorded a net gain of $477, included in the consolidated statements of operations. The net gain included the write off of goodwill of $1,300.
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
Consistent with the Company’s change in reportable segments as described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, the Company has revised its revenue disaggregation presentation to align with the new reportable segment structure.
Revenue by customer group for the year ended December 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,386,893	$1,212,444	$—	$2,599,337
Commercial	30,909	10,720	7,891	49,520
Other	2,232	13,673	66,131	82,036
Total	$1,420,034	$1,236,837	$74,022	$2,730,893
Revenue by customer group for the year ended December 31, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,414,502	$1,237,300	$2,650	$2,654,452
Commercial	28,750	12,447	7,742	48,939
Other	1,245	15,206	96,037	112,488
Total	$1,444,497	$1,264,953	$106,429	$2,815,879

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the year ended December 31, 2022 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,248,105	$1,082,383	$3,050	$2,333,538
Commercial	25,966	11,570	7,767	45,303
Other	629	15,468	130,453	146,550
Total	$1,274,700	$1,109,421	$141,270	$2,525,391
Substantially all the Company’s revenues are generated from sealing and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fluid Handling Systems	Fuel & Brake Delivery Systems - Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems - Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain & HVAC operation
Revenue by geographical region for the year ended December 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$611,761	$916,005	$—	$1,527,766
Europe	461,798	125,390	—	587,188
Asia Pacific	254,446	161,389	—	415,835
South America	92,029	34,053	—	126,082
Corporate, eliminations and other	—	—	74,022	74,022
Total	$1,420,034	$1,236,837	$74,022	$2,730,893
Revenue by geographical region for the year ended December 31, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$551,293	$934,797	$—	$1,486,090
Europe	515,199	133,056	—	648,255
Asia Pacific	284,416	165,060	—	449,476
South America	93,589	32,040	—	125,629
Corporate, eliminations and other	—	—	106,429	106,429
Total	$1,444,497	$1,264,953	$106,429	$2,815,879
Revenue by geographical region for the year ended December 31, 2022 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$515,720	$824,876	$—	$1,340,596
Europe	405,734	97,932	—	503,666
Asia Pacific	275,800	163,640	—	439,440
South America	77,446	22,973	—	100,419
Corporate, eliminations and other	—	—	141,270	141,270
Total	$1,274,700	$1,109,421	$141,270	$2,525,391

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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the year ended December 31, 2024.
The Company’s contract liabilities consist of advance payments received and due from customers. As of December 31, 2024 and 2023, there were no significant contract assets or liabilities recorded.
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers on the consolidated balance sheets as of December 31, 2024 and December 31, 2023, were current liabilities of $9,918 and $10,164, respectively, and long-term liabilities of $1,597 and $4,293, respectively.
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
In May 2024, the Board of Directors of the Company approved a restructuring plan that will eliminate up to 400 salaried, contract and open positions based on the Company’s new product line organizational structure and current and anticipated market demands. The restructuring effort aims to further improve and maximize the Company’s operational efficiency by streamlining business practices and deployed resources, and improving the organization’s overall cost structure.
During the year ended December 31, 2024, the Company recognized total restructuring expenses of $23,601, of which $17,000 was related to the restructuring plan approved in May 2024. The Company estimates total expenses associated with this restructuring plan will range between $17,000 to $18,000, with the majority of these expenses recognized in 2024. Cash expenditures include severance and other related costs directly attributable to the restructuring plan, which were paid in 2024 and will continue to be paid in 2025. Upon completion, the restructuring activities are anticipated to generate annualized savings of approximately $40,000 to $45,000.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restructuring charges by segment for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Sealing Systems	$16,144	$8,802	$8,594
Fluid Handling Systems	2,841	6,663	4,069
Corporate and other	4,616	2,553	5,641
Total	$23,601	$18,018	$18,304
Restructuring activity for all restructuring initiatives for the years ended December 31, 2024 and 2023 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2022	$13,185	$6,383	$19,568
Expense	13,946	4,072	18,018
Cash payments	(8,677)	(5,201)	(13,878)
Foreign exchange translation and other	506	79	585
Balance as of December 31, 2023	$18,960	$5,333	$24,293
Expense	21,596	2,005	23,601
Cash payments	(23,728)	(2,755)	(26,483)
Foreign exchange translation and other	(1,771)	362	(1,409)
Balance as of December 31, 2024	$15,057	$4,945	$20,002
Restructuring expense for the year ended December 31, 2024 primarily consisted of employee separation costs related to workforce reduction initiatives aimed at optimizing the Company’s cost structure. Other exit costs for the year ended December 31, 2024 included expenses associated with the closure of certain plants in the European and North American regions.
Restructuring expense for the year ended December 31, 2023 primarily consisted of employee separation costs related to workforce reduction initiatives aimed at optimizing the Company’s cost structure. Other exit costs for the year ended December 31, 2023 include expenses associated with the closure of certain plants in the Asia Pacific, European, and North American regions.
7. Leases
The Company has operating and finance leases for certain manufacturing facilities, corporate offices and certain equipment. Operating leases are included in operating lease right-of-use assets, net, current operating lease liabilities and long-term operating lease liabilities on the Company’s consolidated balance sheets. Finance leases are included in property, plant and equipment, net, debt payable within one year, and long-term debt on the Company’s consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023	2022
Operating lease expense	$27,220	$28,128	$28,273
Short-term lease expense	5,585	5,037	4,948
Variable lease expense	2,817	2,310	1,136
Finance lease expense:
Amortization of right-of-use assets	2,291	2,216	2,017
Interest on lease liabilities	1,152	1,292	1,316
Total lease expense	$39,065	$38,983	$37,690
The Company recorded sublease income of $2,017, $1,213 and $669 for the years ended December 31, 2024, 2023 and 2022, respectively.
Other information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,611	$28,432	$28,603
Operating cash flows for finance leases	1,156	1,292	1,316
Financing cash flows for finance leases	2,527	2,247	1,958
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,201	8,653	14,326
Finance leases	—	540	595

Weighted Average Remaining Lease Term (in years)
Operating leases	6.7	7.3	7.1
Finance leases	7.2	7.9	8.7

Weighted Average Discount Rate
Operating leases	7.2%	6.7%	6.1%
Finance leases	6.0%	6.0%	5.9%
Future lease payments under non-cancellable leases as of December 31, 2024 were as follows:

Year	Operating Leases	Finance Leases
2025	$24,467	$3,649
2026	18,630	3,204
2027	14,365	3,129
2028	13,130	2,719
2029	9,945	3,915
Thereafter	32,335	6,961
Total future lease payments	$112,872	$23,577
Less: imputed interest	(22,106)	(4,621)
Total	$90,766	$18,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Amounts recognized on the consolidated balance sheets as of December 31, 2024 and December 31, 2023 were as follows:

	December 31, 2024	December 31, 2023
Operating Leases
Operating lease right-of-use assets, net	$87,292	$91,126
Current operating lease liabilities	18,859	18,577
Long-term operating lease liabilities	71,907	76,482

Finance Leases
Property, plant and equipment, net	$18,241	$21,239
Debt payable within one year	2,655	2,492
Long-term debt	16,301	19,751
As of December 31, 2024, the Company had additional leases, primarily for real estate, that have not yet commenced with undiscounted lease payments of approximately $4,011. These leases will commence in 2025 with lease terms up to six years.
8. Property, Plant and Equipment
Property, plant and equipment consists of the following:

	December 31,		Estimated
	2024	2023	Useful Lives
Land and improvements	$41,945	$43,950	10 to 25 years
Buildings and improvements	256,606	270,890	10 to 40 years
Machinery and equipment	1,187,476	1,191,792	5 to 10 years
Construction in progress	60,142	71,706
	$1,546,169	$1,578,338
Accumulated depreciation	(1,006,968)	(969,907)
Property, plant and equipment, net	$539,201	$608,431
For the year ended December 31, 2024, the Company closed on a transaction to sell building and land related to a previously closed Canadian facility. The Company received cash proceeds of $4,003 and recorded a gain on the sale transaction of $3,317, included in the consolidated statements of operations. The transaction included the removal of property, plant and equipment with a gross carrying value of $3,363 and accumulated depreciation of $2,676, which is reflected in the balance sheet as of December 31, 2024.
For the years ended December 31, 2023 and 2022, the Company recorded impairment charges of $2,348 and $40,248, respectively, related to machinery and equipment due to operating performance challenges at certain locations in North America, Europe, and Asia Pacific. The fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. Meanwhile, the fair value of real estate assets was determined using a value-in-exchange approach, which indicated that their fair value exceeded their carrying value.
For the years ended December 31, 2024, 2023 and 2022, the Company also recorded impairment charges of $713, $1,633 and $3,462, respectively, due to idle assets in certain locations in North America, Europe, and Asia Pacific. The fair value was determined using estimated salvage value, which was deemed the highest and best use of the assets.
For the year ended December 31, 2022, the Company closed on a sale-leaseback transaction related to one of its European facilities and recorded a gain on the sale transaction of $33,391.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Asset impairment charges by segment for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Sealing Systems	$531	$164	$30,604
Fluid Handling Systems	130	2,567	12,888
Corporate and other	52	1,250	218
Total (1)	$713	$3,981	$43,710
(1)     Excludes $787 of non-cash impairment charges for the year ended December 31, 2023 associated with a joint venture in the Asia Pacific region as disclosed in Note 4. “Divestitures and Deconsolidation”.
9. Goodwill and Intangible Assets
Goodwill
As further described in Note 21. “Business Segments”, effective January 1, 2024, the Company changed its management reporting structure with the launch of global product line-focused business segments. Based on this change, the Company established two reportable segments: Sealing Systems and Fluid Handling Systems. The two reportable segments, along with the Industrial Specialty Group business, are the applicable reporting units for purposes of goodwill assignment and evaluation.
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
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2024 and 2023 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2022	$47,684	$80,303	$14,036	$142,023
Divestiture	—	—	(1,300)	(1,300)
Foreign exchange translation	91	—	—	91
Balance as of December 31, 2023	47,775	80,303	12,736	140,814
Foreign exchange translation	(371)	—	—	(371)
Balance as of December 31, 2024	$47,404	$80,303	$12,736	$140,443
The Company performed its annual goodwill impairment during the fourth quarters of 2024, 2023 and 2022. In the fourth quarter of 2024, the Company performed a qualitative assessment, which was partly informed by quantitative valuations of each reporting unit conducted as of January 1, 2024, following a change to Company’s management reporting restructure. Based on this assessment, the Company concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying amount, and therefore, no goodwill impairment was required for the year ended December 31, 2024.
During the fourth quarters of 2023 and 2022, the Company performed quantitative goodwill impairment tests. The fair value of each reporting unit was determined and compared to its carrying value. If the carrying value had exceeded the fair value, an impairment charge would have been recorded for the difference. The results of the annual quantitative impairment analyses indicated that the fair value of all reporting units exceeded their carrying values, resulting in no goodwill impairment for both 2023 and 2022.
The write off of goodwill of $1,300 during the year ended December 31, 2023 is related to the sale of the European technical rubber products business. Refer to Note. 4 “Divestitures and Deconsolidations” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of December 31, 2024 and 2023 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,054	$(137,654)	$14,400
Other	37,737	(18,332)	19,405
Balance as of December 31, 2024	$189,791	$(155,986)	$33,805

Customer relationships	$152,403	$(133,698)	$18,705
Other	38,090	(16,227)	21,863
Balance as of December 31, 2023	$190,493	$(149,925)	$40,568
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2025	$6,518
2026	4,722
2027	4,711
2028	4,062
2029	3,128
10. Debt and Other Financing
A summary of outstanding debt as of December 31, 2024 and 2023 was as follows:

	December 31,
	2024	2023
First Lien Notes	$610,955	$595,966
Third Lien Notes	388,169	386,681
2026 Senior Notes	42,415	42,338
Finance leases	18,956	22,243
Other borrowings	39,772	48,220
Total debt	1,100,267	1,095,448
Less: current portion	(42,428)	(50,712)
Total long-term debt	$1,057,839	$1,044,736
The principal maturities of debt, at nominal value, as of December 31, 2024 are as follows:

Year	Debt and Finance Lease Obligations*
2025	$43,422
2026	45,758
2027	1,011,750
2028	2,719
2029	3,915
Thereafter	6,961
Total	$1,114,525
*    Inclusive of imputed interest on finance leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The weighted average interest rate of our debt payable within one year was 3.4% as of December 31, 2024 and 3.7% as of December 31, 2023.
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay up to 4.50% of such interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of December 31, 2024 and December 31, 2023, the outstanding aggregate amount of the First Lien Notes of $610,955 and $595,966, respectively, recognized in the consolidated balance sheets reflect the election to pay 4.50% of the first three interest payments as payment-in-kind. The Company elected to pay the fourth interest payment on the First Lien Notes due December 15, 2024 in cash.
As of December 31, 2024 and December 31, 2023, the Company had $5,666 and $8,184, respectively, of unamortized debt issuance costs, and $233 and $337, respectively, of unamortized original issue discount related to the First Lien Notes, which are presented as direct deductions from the principal balance in the consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. However, for the first four interest periods the Company has the option, in its sole discretion, to pay such interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of December 31, 2024 and December 31, 2023, the outstanding aggregate amount of the Third Lien Notes of $388,169 and $386,681, respectively, recognized in the consolidated balance sheets reflect the election to fully pay the first two interest payments as payment-in-kind. The Company elected to pay the third and fourth interest payments on the Third Lien Notes due June 15, 2024 and December 15, 2024, respectively, in cash.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of December 31, 2024 and December 31, 2023, the Company had $3,598 and $5,087, respectively, of unamortized debt issuance costs related to the Third Lien Notes, which are presented as a direct deduction from the principal balance in the consolidated balance sheets.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remained outstanding. As of December 31, 2024 and December 31, 2023, the outstanding aggregate amount of the 2026 Senior Notes recognized in the consolidated balance sheets is $42,415 and $42,338, respectively. The 2026 Senior Notes mature on November 15, 2026 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on May 15 and November 15 of each year.
Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of December 31, 2024 and December 31, 2023, the Company had $139 and $216, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes, which is presented as a direct deduction from the principal balance in the consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
In December 2022, the Company entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on January 27, 2023. In May 2024, the Company entered into Amendment No. 4 to the Third Amended and Restated Loan Agreement (the “Fourth Amendment”), which, among other things, (1) extended the termination date for revolving commitments totaling $150,000 from March 24, 2025 ( “Existing Termination Date”) to May 6, 2029; (2) provided for leverage-based interest rate margin and commitment fee step-downs; and (3) replaced the Canadian BA Rate with Term CORRA as the applicable benchmark rate for all purposes under the ABL Facility for revolving loans denominated in Canadian Dollars. In September 2024, the Company entered into an agreement to transfer and assign revolving commitments totaling $35,000 from certain existing ABL Facility lenders to new ABL Facility lenders. As part of this agreement, the termination date for all outstanding revolving commitments that had not been previously extended was extended from the Existing Termination Date to May 6, 2029.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of December 31, 2024 was $176,722 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7,551 of outstanding letters of credit, the Company effectively had $169,171 available for borrowing under its ABL Facility as of December 31, 2024.
As of December 31, 2024 and December 31, 2023, there were no borrowings under the ABL Facility.
As of December 31, 2024 and December 31, 2023, the Company had $1,680 and $862, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of December 31, 2024.
Other Financing
Finance leases and other. Other borrowings as of December 31, 2024 and December 31, 2023, reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the consolidated balance sheets.
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

	December 31, 2024	December 31, 2023
Off-balance sheet arrangements	$53,377	$47,903

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2024	2023
Accounts receivable factored	$497,408	$420,119

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2024	2023	2022
Costs	$2,904	$2,226	$710
As of December 31, 2024 and 2023, cash collections on behalf of the Factor that had yet to be remitted were $838 and $6,466, respectively, and are reflected in other current assets as restricted cash in the consolidated balance sheets.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$269	$1,285	Level 2
Forward foreign exchange contracts - accrued liabilities	$(4,109)	$(998)	Level 2
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$86	$—	Level 2
Forward foreign exchange contracts - accrued liabilities	$—	$—	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For additional information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, Note 4. “Divestitures and Deconsolidation”, Note 8. “Property, Plant and Equipment”, and Note 9. “Goodwill and Intangible Assets”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	December 31, 2024	December 31, 2023
Aggregate fair value	$1,012,495	$984,448
Aggregate carrying value (1)	$1,051,175	$1,038,808
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
For a cash flow hedge, the change in fair value of the derivative is recorded in AOCI in the consolidated balance sheets, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the consolidated statements of operations. Derivatives not designated as hedging instruments are marked-to-market with changes in fair value recorded in earnings. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the consolidated statements of cash flows.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of December 31, 2024 and 2023, the notional amount of these contracts was $188,140 and $207,131, respectively, and consisted of hedges of cash flow transactions extending out to December 2025.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	(Loss) Gain Recognized in OCI
	Year Ended December 31,
	2024	2023
Cash flow hedges	$(8,045)	$10,202
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	(Loss) Gain Reclassified from AOCI to Income
	Year Ended December 31,
	2024	2023
Cash flow hedges	$(3,919)	$18,550

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. Effective in the third quarter of 2024, the Company began using one-month forward contracts to manage exposure related to foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815, and therefore are marked-to-market with changes in fair value recorded to earnings. The principal currencies hedged by the Company are the Mexican Peso and Brazil Real. As of December 31, 2024, the notional amount outstanding was $16,426. The Company did not have any outstanding non-designated derivatives as of December 31, 2023.
Pretax amounts related to the Company’s non-designated derivatives recognized in other expense, net were as follows:

	Gain Recognized in Income
	Year Ended December 31,
	2024	2023
Non-designated foreign currency contracts	$690	$—
12. Pensions
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
On April 3, 2024, the Company irrevocably transferred approximately $137,000 of remaining pension benefit obligations and associated plan assets related to the U.S. Pension Plan to a highly-rated insurance company, thereby reducing the Company’s pension obligations and assets by the same amount. This transaction further de-risked the Company’s retirement-related plans by eliminating the potential for the Company to make future cash contributions to fund the remaining pension benefit obligations being transferred to the insurer. Beginning in June 2024, the insurance company began paying plan benefits to eligible plan participants through a group annuity contract.
The termination of the U.S. Pension Plan was completed during the year ended December 31, 2024.
For the year ended December 31, 2024, the Company recognized a net one-time, non-cash pension settlement charge of $44,571 ($45,973 net of tax) in the consolidated statements of operations, primarily related to the accelerated recognition of accumulated actuarial losses included within AOCI in the consolidated balance sheets.
For the year ended December 31, 2023, the Company recognized a pension settlement loss of $16,285 in the consolidated statements of operations, due to completing the transfer of all lump sum payments to eligible plan participants who elected such lump sums or otherwise met the criteria for lump sum payments as part of the termination process.
For the year ended December 31, 2022, the Company recognized a pension curtailment loss of $3,092 in the consolidated statements of operations, associated with the termination of the U.S. Pension Plan, primarily due to prior service cost resulting from a 2022 plan amendment impacting the benefits of certain participants in the U.S. Pension Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pension Plan Funded Status Reconciliation
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$161,813	$126,795	$212,688	$116,653
Service cost	—	2,338	—	2,161
Interest cost	2,252	4,774	9,254	5,198
Net actuarial (gain) loss	(11,378)	(4,753)	(112)	5,876
Benefits paid	(6,426)	(4,687)	(11,464)	(5,633)
Foreign exchange translation	—	(9,421)	—	4,417
Settlements and curtailments	(136,479)	(4,686)	(48,553)	(1,935)
Other	—	176	—	58
Projected benefit obligations at end of period	$9,782	$110,536	$161,813	$126,795

Change in plan assets:
Fair value of plan assets at beginning of period	$147,457	$34,550	$196,434	$32,811
Actual return on plan assets	(5,686)	2,393	10,004	3,013
Employer contributions	1,042	4,711	1,036	5,523
Benefits paid	(6,426)	(4,687)	(11,464)	(5,633)
Foreign exchange translation	—	(2,767)	—	771
Settlements and curtailments	(136,479)	(4,552)	(48,553)	(1,935)
Other	92	(220)	—	—
Fair value of plan assets at end of period	$—	$29,428	$147,457	$34,550

Funded status of the plans	$(9,782)	$(81,108)	$(14,356)	$(92,245)
The U.S. amounts provided in the table above for projected benefit obligations at end of period, fair value of plan assets at end of period, and funded status of the plans for the year ended December 31, 2024 relate only to the Company’s supplemental employee retirement plan (“SERP”).

	December 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$—	$3,253	$—	$3,039
Accrued liabilities	(1,005)	(3,885)	(4,958)	(4,104)
Pension benefits (long term)	(8,777)	(80,476)	(9,398)	(91,180)
The U.S. amounts provided in the table above for amounts recognized in the consolidated balance sheet as of December 31, 2024 relate only to the Company’s SERP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost (income) as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$(8)	$—	$(11)
Actuarial losses	(2,671)	(4,836)	(53,684)	(11,714)
The Company uses the corridor approach when amortizing actuarial gains or losses. Under the corridor approach, net unrecognized actuarial losses in excess of 10% of the greater of i) the projected benefit obligations or ii) the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan.
The accumulated benefit obligations for all domestic and international defined benefit pension plans was $9,782 and $103,186 as of December 31, 2024 and $161,813 and $118,760 as of December 31, 2023, respectively. As of December 31, 2024, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligations of $15,384 by $3,253.
The components of net periodic benefit cost (income) for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$2,338	$—	$2,161	$771	$2,755
Interest cost	2,252	4,774	9,254	5,198	7,062	2,782
Expected return on plan assets	(1,701)	(1,319)	(8,451)	(1,230)	(9,293)	(949)
Amortization of prior service cost and actuarial loss	680	211	3,110	24	886	1,574
Settlement loss (gain)	44,571	87	16,285	(248)	—	(410)
Curtailment (gain) loss	—	(105)	—	—	3,092	—
Net periodic benefit cost	$45,802	$5,986	$20,198	$5,905	$2,518	$5,752
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	4.21%	4.70%	4.00%
Rate of compensation increase	N/A	3.14%	N/A	3.20%
Cash balance interest credit rate	N/A	N/A	2.41%	N/A
Weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.10%	4.00%	4.55%	4.45%	2.84%	2.39%
Expected return on plan assets	N/A	4.07%	4.50%	3.84%	3.50%	2.15%
Rate of compensation increase	N/A	3.20%	N/A	3.01%	N/A	2.39%
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 11. “Fair Value Measurements and Financial Instruments”) as of December 31, 2024 and 2023 was as follows:

December 31, 2024	Level 1	Level 2	Total
Equity funds	$—	$6,597	$6,597
Bond funds	—	21,216	21,216
Cash and cash equivalents	1,615	—	1,615
Total	$1,615	$27,813	$29,428

December 31, 2023	Level 1	Level 2	Assets measured at NAV (1)	Total
Equity funds	$—	$7,167	$—	$7,167
Bond funds	—	25,236	—	25,236
Bond funds measured at net asset value	—	—	123,366	123,366
Real estate measured at net asset value	—	—	8,121	8,121
Cash and cash equivalents	18,117	—	—	18,117
Total	$18,117	$32,403	$131,487	$182,007
(1)    Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. These assets are included in this table to present total pension plan assets at fair value.
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the years ended December 31, 2024 and December 31, 2023.
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2025	$1,032	$5,796	$6,828
2026	1,013	6,014	7,027
2027	991	6,597	7,588
2028	966	7,041	8,007
2029	942	7,726	8,668
2030 - 2034	4,212	46,648	50,860
Contributions
The Company does not anticipate making cash contributions to its SERP in 2025, but will make minimum funding cash contributions of approximately $408 to its non-U.S. pension plans in 2025.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $13,126, $13,919 and $12,015 for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligations:
Benefit obligations at beginning of year	$11,763	$17,408	$15,812	$15,473
Service cost	23	177	52	150
Interest cost	567	763	821	788
Net actuarial (gain) loss	(113)	(398)	(3,759)	1,230
Benefits paid	(1,163)	(764)	(1,163)	(748)
Other	—	—	—	107
Foreign currency exchange rate effect	—	(1,411)	—	408
Benefit obligations at end of year	$11,077	$15,775	$11,763	$17,408

Funded status of the plan	$(11,077)	$(15,775)	$(11,763)	$(17,408)

Net amount recognized as of December 31	$(11,077)	$(15,775)	$(11,763)	$(17,408)

	December 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,248)	$(757)	$(1,264)	$(761)
Postretirement benefits other than pension (long term)	(9,829)	(15,018)	(10,499)	(16,647)
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost (income) as of December 31, 2024 and 2023 were as follows:

	December 31, 2024		December 31, 2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$99	$—	$(122)
Actuarial gains	13,201	1,335	16,008	1,041

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The components of net periodic benefit (income) cost for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$23	$177	$52	$150	$89	$216
Interest cost	567	763	821	788	561	628
Amortization of prior service credit and actuarial (gain) loss	(2,920)	14	(2,437)	(85)	(1,577)	157
Net periodic benefit (income) cost	$(2,330)	$954	$(1,564)	$853	$(927)	$1,001
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2024 and 2023 were as follows:

	2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	4.70%	5.10%	4.65%
Weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2024, 2023 and 2022 were as follows:

	2024		2023		2022
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.10%	4.65%	5.45%	5.20%	2.75%	3.05%
The assumed health care cost trend rates used to measure the postretirement benefit obligations as of December 31, 2024 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	6.21%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	N/A
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2025	$1,282	$775	$2,057
2026	1,244	793	2,037
2027	1,190	791	1,981
2028	1,147	792	1,939
2029	1,085	824	1,909
2030 - 2034	4,489	4,389	8,878
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $1,489 and $1,794 as of December 31, 2024 and 2023, respectively, for termination indemnity plans in Europe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
14. Other Expense, Net
The components of other expense, net were as follows:

	Year Ended December 31,
	2024	2023	2022
Deconsolidation of joint venture (1)	$—	$—	$(2,257)
Foreign currency losses	(12,001)	(7,300)	(1,131)
Components of net periodic benefit cost other than service cost	(3,321)	(6,992)	(1,831)
Factoring costs	(2,904)	(2,226)	(710)
Miscellaneous income	288	820	444
Other expense, net	$(17,938)	$(15,698)	$(5,485)
(1)     Loss attributable to deconsolidation of a joint venture in the Asia Pacific region, which required adjustment to fair value.
15. Income Taxes
The components of the Company’s loss before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(131,954)	$(249,582)	$(154,779)
Foreign	30,476	55,199	(45,721)
Total	$(101,478)	$(194,383)	$(200,500)
The Company’s income tax expense consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$1,670	$848	$(2,280)
State	121	41	154
Foreign	20,327	13,857	13,764

Deferred:
Federal	1,468	(123)	74
State	31	(13)	106
Foreign	(46,965)	(5,677)	5,473
Total	$(23,348)	$8,933	$17,291

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the U.S. statutory federal rate to the income tax provision was as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at U.S. statutory rate	$(21,310)	$(40,820)	$(42,105)
State and local taxes	(1,123)	(4,122)	(2,700)
Tax credits and incentives	(7,838)	(8,137)	(8,413)
Changes in tax law, other	13	(433)	(17)
U.S. tax reform/Global Intangible Low-Taxed Income ("GILTI")/foreign derived intangible income	(2,537)	10,923	1,382
Effect of foreign tax rates	(987)	(474)	(1,614)
Nonrecurring permanent items	—	—	(2,189)
Foreign branch	788	486	279
Stock compensation (ASU 2016-09)	1,957	1,212	1,258
Non-deductible expenses	6,813	6,367	7,192
Tax reserves/audit settlements	4,087	9	3,854
Valuation allowance	(2,735)	47,293	65,559
Other, net	(476)	(3,371)	(5,195)
Income tax (benefit) expense	$(23,348)	$8,933	$17,291
Effective income tax rate	23.0%	(4.6)%	(8.6)%
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
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and
Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as 2024, with widespread implementation of a global minimum tax expected by 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the consolidated financials statements as of December 31, 2024. As further legislation becomes effective in countries in which the Company does business, its provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.
Nonrecurring permanent item in 2022 relates to a withholding tax refund related to prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Pension, postretirement and other benefits	$36,949	$43,627
Capitalized expenditures	50,724	42,293
Net operating loss and tax credit carryforwards	265,568	282,373
Operating lease liabilities	22,125	22,978
Interest expense carryforwards	74,799	54,442
All other items	51,825	50,740
Total deferred tax assets	501,990	496,453
Deferred tax liabilities:
Property, plant and equipment	(6,276)	(4,764)
Operating lease right-of-use assets	(21,300)	(22,018)
All other items	(9,793)	(12,360)
Total deferred tax liabilities	(37,369)	(39,142)
Valuation allowances	(405,182)	(438,727)
Net deferred tax assets	$59,439	$18,584
As of December 31, 2024, the Company’s U.S. and foreign subsidiaries, primarily in France, Brazil, Italy and Germany, had operating loss carryforwards aggregating $534,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, Czech Republic and Korea had operating loss carryforwards aggregating $285,000, with expiration dates beginning in 2025. The Company has research tax credit carryforwards and foreign tax credit carryforwards totaling $60,000 in the U.S. with expiration dates beginning in 2029. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $13,000 with expiration dates beginning in 2025.
As of December 31, 2024, the Company has consolidated deferred tax assets of $501,990 with valuation allowances of $405,182 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and certain foreign jurisdictions. The Company’s valuation allowance decreased in 2024 primarily from valuation allowance reversals of $22,900 in Brazil, $9,100 in Poland, and $9,500 in one Chinese location offset with increases from current year losses generated in the U.S. and certain foreign jurisdictions. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. In the future, provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2024, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are considered permanently reinvested or could be remitted with no tax implications.
As of December 31, 2024, the Company had $10,640 ($10,834 including interest and penalties) of total unrecognized tax benefits, of which $7,812 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2024	2023
Balance at beginning of period	$6,296	$5,930
Tax positions related to the current period:
Gross additions	338	332
Tax positions related to prior years:
Gross additions	4,072	92
Gross reductions	(66)	—
Settlements	—	(58)
Balance at end of period	$10,640	$6,296
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of our 2015 and 2016 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on our 2015 and 2016 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). A similar NOPA has been issued for 2017 and 2018 as well. The Company believes the proposed adjustment is without merit and are in the the process of contesting the matter. As of December 31, 2024, tax years 2015-2018 remain in the IRS appeals process. The Company does not anticipate reaching a resolution with IRS Appeals, but does plan to continue to challenge these proposed adjustments in the future. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its consolidated financial statements as of and for the year ended December 31, 2024. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through 2023 is less than $10 million. The Company intends to vigorously contest the conclusions reached in the NOPA through the IRS’s administrative appeals process, and, if necessary, through litigation.
The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2015. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2019.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the completion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $7,213, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has liabilities of $194 and $179 recorded as of December 31, 2024 and 2023, respectively, for tax related interest and penalties on its consolidated balance sheets.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Net loss attributable to Cooper-Standard Holdings Inc. common stockholders	$(78,746)	$(201,985)	$(215,384)

Basic weighted average shares of common stock outstanding	17,564,012	17,355,392	17,190,958
Dilutive effect of common stock equivalents	—	—	—
Diluted weighted average shares of common stock outstanding	17,564,012	17,355,392	17,190,958

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(4.48)	$(11.64)	$(12.53)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(4.48)	$(11.64)	$(12.53)
Approximately 254,000, 91,000, and 24,000 securities were excluded from the calculation of diluted net loss per share for the years ended December 31, 2024, 2023 and 2022, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.
17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Foreign currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2022	$(158,023)		$(60,251)		$8,303		$(209,971)
Other comprehensive (loss) income before reclassifications	(2,602)	(1)	(542)	(2)	10,387	(3)	7,243
Amounts reclassified from accumulated other comprehensive income (loss)	2,969	(4)	16,644	(5)	(18,550)		1,063
Balance as of December 31, 2023	(157,656)		(44,149)		140		(201,665)
Other comprehensive (loss) income before reclassifications	(24,443)	(1)	11,623	(2)	(8,358)	(3)	(21,178)
Amounts reclassified from accumulated other comprehensive income	—		45,365	(6)	4,046	(7)	49,411
Balance as of December 31, 2024	$(182,099)		$12,839		$(4,172)		$(173,432)
(1)Includes other comprehensive (loss) income related to intra-entity foreign currency notes that are of a long-term investment nature of $(41,653) and $2,000 for the years ended December 31, 2024 and 2023, respectively.
(2)Net of tax (benefit) expense of $(179) and $105 for the years ended December 31, 2024 and 2023, respectively.
(3)Net of tax expense (benefit) of $128 and $(185) for the years ended December 31, 2024 and 2023, respectively.
(4)Net accumulated currency translation adjustment losses reclassified to net income related to the divestitures of our European technical rubber products business and a joint venture in the Asia Pacific region.
(5)Includes the effect of the amortization of actuarial losses of $586, net settlement losses of $16,035, and the amortization of prior service costs of $25, net of tax of $2.
(6)Includes the effect of the amortization of actuarial gains of $2,054 and amortization of prior service cost of $14, net of tax of $1,406, and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 12. “Pensions” for additional information.
(7)Net of tax expense of $313.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
18. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 2024, 19,392,340 shares of its Common Stock were issued, and 17,326,531 shares were outstanding.
Holders of shares of Common Stock are entitled to one vote for each share on each matter on which holders of Common Stock are entitled to vote. Holders of Common Stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Board of Directors out of assets or funds legally available therefore. The First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility each contain covenants that restrict the Company’s ability to pay dividends or make distributions on the Common Stock, subject to certain exceptions.
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
On November 7, 2022, in connection with the adoption of the Shareholder Rights Plan, the Company filed a Certificate of Designation of Series A Junior Participating Preferred Stock of Cooper-Standard Holdings Inc. (the “Certificate of Designation”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware, designating 2,000,000 shares of preferred stock as Series A Preferred Stock. As of December 31, 2024, no shares of Series A Preferred Stock were issued or outstanding.
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2024, the Company had approximately $98,720 of repurchase authorization under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the years ended December 31, 2024, 2023, or 2022.

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
Share-based compensation expense for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
PUs	$5,190	$3,755	$248
RSUs	3,861	3,272	1,738
Stock options	110	691	1,273
Total	$9,161	$7,718	$3,259
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10-year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2024 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2024	683,944	$58.16
Expired	(162,951)	$70.01
Outstanding as of December 31, 2024	520,993	$54.45	3.6	$—
Exercisable as of December 31, 2024	520,993	$54.45	3.4	$—
There were no stock options granted or exercised during the years ended December 31, 2024 and 2023.
As of December 31, 2024, there was no unrecognized compensation expense for stock options.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restricted Stock and Restricted Stock Units
The fair value of the restricted stock and RSUs is determined based on the closing price of the common stock on the date of grant. The restricted stock and RSUs vest over one or three years.
Restricted stock and RSUs transactions and related information for the year ended December 31, 2024 was as follows:

	Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2024	409,234	$23.06
Granted	255,988	$17.45
Vested	(233,121)	$14.83
Forfeited	(6,413)	$12.70
Non-vested as of December 31, 2024	425,688	$24.36
The weighted-average grant date fair value of restricted stock and RSUs granted during the years ended December 31, 2024, 2023 and 2022 was $17.45, $16.11 and $9.46, respectively. The total fair value of restricted stock and RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $3,456, $1,642 and $9,153, respectively.
As of December 31, 2024, unrecognized compensation expense for restricted stock and RSUs amounted to $4,381. Such cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance-Vested Restricted Stock Units
The actual number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s ROIC and total shareholder return over a performance period, which may range from 0% to 200% of the target award amount. The PUs cliff vest at the end of their three-year performance period or vest ratably over three years after their initial two-year performance period. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant and a contemporaneous valuation by an independent valuation specialist with respect to the total shareholder return PUs. PUs that are expected to be settled in cash are accounted for as liability awards.
A summary of activity for PUs transactions and related information for the year ended December 31, 2024 was as follows:

	Stock Settled Performance Units	Cash Settled Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2024	121,124	297,136	$15.69
Granted	317,885	97,766	$8.38
Forfeited	—	(5,698)	$13.56
Non-vested as of December 31, 2024	439,009	389,204	$11.49
The weighted-average grant date fair value of PUs granted during the years ended December 31, 2024, 2023 and 2022 was $8.38, $19.54 and $9.41, respectively. There were no vestings of PUs during the year ended December 31, 2024. The total fair value of PUs vested during the years ended December 31, 2023 and 2022 was $3,328 and $10,578, respectively. Actual payout of units vested was 0% and no cash was paid to settle PUs during the years ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, unrecognized compensation expense for the PUs granted in 2024 and 2023 was $2,821 and $923, respectively. Such cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The fair value of certain PUs is estimated using a Monte Carlo simulation. Expected volatility was calculated based on historical stock price volatility over the previous year. The risk-free rate was based on the U.S. Treasury yield curve, generally represented by U.S. Treasury securities, with a term equal to the expected life of the PUs. The dividend yield was assumed to be zero based on Company’s historical patterns and future expectation. The fair value of the PUs were estimated using the following assumptions:

	2024	2023	2022
Expected volatility	81.02%	100.42%	88.24%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	4.97%	4.60%	1.71%
20. Contingent Liabilities
Litigation and Claims
Various legal actions, proceedings, and claims (generally, “matters”) are pending or may be instituted or asserted against the Company. The Company accrues for matters when losses are deemed probable and reasonably estimable. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2024, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already accrued for matters, if any, has been incurred. However, the ultimate resolutions of these matters are inherently unpredictable and could require payment substantially in excess of the amounts that have been accrued or disclosed.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations. In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these sites. As of December 31, 2024 and December 31, 2023, the Company had $9,535 and $11,354, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheets on an undiscounted basis, which it believes are adequate. Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s business, results of operations, and financial condition. The Company has made and will continue to make expenditures to comply with environmental requirements. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
Brazil Indirect Tax Claim
In 2019, the Superior Judicial Court of Brazil rendered a favorable decision on a case challenging whether a certain state value-added tax should be included in the calculation of federal gross receipts taxes. The decision will allow the Company the right to recover, through offset of federal tax liabilities, amounts collected by the government. As a result of the favorable decision, the Company recorded pre-tax recoveries of $8,000 in the South America segment and in cost of products sold for the year ended December 31, 2019. As of December 31, 2024, the Company had $4,357 of pre-tax recoveries remaining. Timing on realization of these remaining recoveries is dependent upon generation of federal tax liabilities eligible for offset.

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
The Company’s CODM, the Chairman and Chief Executive Officer, uses segment adjusted EBITDA as the measure of earnings to evaluate the performance of each segment and to allocate resources, including employees, property, plant and equipment, as well as financial and capital resources. The CODM regularly reviews budget-to-actual variances on a monthly basis for segment adjusted EBITDA to assess performance and make resource allocation decisions. The results of each segment include certain allocations for general, administrative and other shared costs. Segment adjusted EBITDA as used by the Company may not be directly comparable to similarly titled measures reported by other companies.
The measure of segment assets used by the CODM to evaluate segment performance and allocate resources is reported as total assets on the consolidated balance sheets. While inventory and tooling balances by segment are regularly provided to the CODM, this information is not used as a basis for assessing segment performance or determining resource allocation decisions.
The accounting policies of the Company’s segments are consistent with those described in Note 2. “Basis of Presentation and Summary of Significant Accounting Policies.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2024	2023	2022
Capital expenditures
Sealing Systems	$24,429	$44,512	$34,663
Fluid Handling Systems	23,815	34,033	31,580
Total for reportable segments	$48,244	$78,545	$66,243
Corporate, eliminations and other	2,254	2,198	4,907
Consolidated	$50,498	$80,743	$71,150

	December 31, 2024	December 31, 2023
Segment assets
Sealing Systems	$817,581	$906,022
Fluid Handling Systems	667,920	735,465
Total for reportable segments	$1,485,501	$1,641,487
Corporate, eliminations and other	247,564	230,812
Consolidated	$1,733,065	$1,872,299

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$1,465,790	$1,261,121		$1,499,795	$1,290,993		$1,325,801	$1,136,002
Intersegment sales	45,756	24,284		55,298	26,040		51,101	26,581
Total reportable segment sales	$1,420,034	$1,236,837	$2,656,871	$1,444,497	$1,264,953	$2,709,450	$1,274,700	$1,109,421	$2,384,121

Reconciliation of segment sales
Corporate, eliminations and other			74,022			106,429			141,270
Total consolidated sales			$2,730,893			$2,815,879			$2,525,391

Cost of products sold	1,249,521	1,110,904		1,270,906	1,138,354		1,199,528	1,046,253
Other segment items (a)	43,989	48,247		59,346	51,817		45,308	54,736
Total reportable segment adjusted EBITDA	$126,524	$77,686	$204,210	$114,245	$74,782	$189,027	$29,864	$8,432	$38,296

Reconciliation of adjusted EBITDA
Corporate, eliminations and other			(23,521)			(21,951)			(428)
Total consolidated adjusted EBITDA			$180,689			$167,076			$37,868

Restructuring charges	16,144	2,841	23,601	8,802	6,663	18,018	8,594	4,069	18,304
Deconsolidation of joint venture			—			—			2,257
Impairment charges			713			4,768			43,710
Gain on sale of businesses, net			(1,971)			(586)			—
Gain on sale of buildings and land, net			(3,317)			—			(33,391)
Indirect tax adjustments			—			—			1,409
Loss on refinancing and extinguishment of debt			—			81,885			—
Pension settlement and curtailment charges			44,553			16,035			2,682
EBITDA			$117,110			$46,956			$2,897

Depreciation and amortization	51,415	37,826	103,565	53,828	37,752	109,931	61,527	37,797	122,476
Interest expense, net of interest income			115,639			130,077			78,514
Income tax (benefit) expense			(23,348)			8,933			17,291
Total consolidated net loss			$(78,746)			$(201,985)			$(215,384)
(a)    Other segment items include other income and expenses and other non-comparable items to derive at total reportable segment adjusted EBITDA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, was as follows:

	Year Ended December 31,
	2024	2023	2022
Revenues
Mexico	$841,723	$774,357	$696,755
United States	602,623	616,883	589,801
China	305,262	354,492	354,741
Poland	226,603	226,254	166,114
Canada	157,437	168,738	144,890
Germany	58,791	112,686	116,153
France	88,566	98,915	90,711
Brazil	126,082	125,629	100,420
Other	323,806	337,925	265,806
Consolidated	$2,730,893	$2,815,879	$2,525,391

		December 31,
		2024	2023
Property, plant and equipment, net
Mexico		$122,019	$134,442
United States		115,203	124,240
China		100,179	118,306
Poland		39,580	44,535
Germany		24,067	27,945
Canada		23,161	27,375
France		15,589	18,161
Brazil		19,701	27,181
Other		79,702	86,246
Consolidated		$539,201	$608,431
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2024, 2023 and 2022 was as follows:

	2024 % of Net Sales	2023 % of Net Sales	2022 % of Net Sales
Customer
Ford	27%	25%	25%
General Motors	19%	17%	19%
Stellantis	10%	13%	14%

SCHEDULE II
Valuation and Qualifying Accounts
(Dollars amounts in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for credit losses:
Year ended December 31, 2024	$5.9	1.5	1.1	(3.1)	$5.4
Year ended December 31, 2023	$17.2	1.9	(12.4)	(0.8)	$5.9
Year ended December 31, 2022	$20.3	(0.2)	(2.1)	(0.8)	$17.2
(1)     Primarily usage of a previously recorded allowance for credit loss resulting from the bankruptcy proceedings of a divested joint venture for the year ended December 31, 2023, and foreign currency translation for the years ended December 31, 2022.
(2)    Includes impact of divestitures.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (3)	Deductions
Tax valuation allowance:
Year ended December 31, 2024	$438.7	38.8	(4)	(30.8)	(41.5)	(4)	$405.2
Year ended December 31, 2023	$384.8	47.3	(5)	6.6	—		$438.7
Year ended December 31, 2022	$335.0	65.6	(6)	(15.8)	—		$384.8
(3)     Includes foreign currency translation.
(4)    Primarily related to valuation reversals of $41.5 million in Brazil, Poland, and a Chinese location offset with 2024 losses with no benefits in the U.S. and certain foreign jurisdictions.
(5)    Primarily related to 2023 losses with no benefit in the U.S. and certain foreign jurisdictions.
(6)     Primarily related to 2022 losses with no benefit in the U.S. and certain foreign jurisdictions in addition to new valuation allowance in Poland.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2025 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2025 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, if any, is incorporated by reference from the information in the 2025 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Delinquent Section 16(a) Reports.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2025 Proxy Statement. The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 is incorporated by reference to our 2025 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our 2025 Proxy Statement.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our 2025 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our 2025 Proxy Statement.

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

3.2*
Amended and Restated Bylaws of Cooper-Standard Holdings Inc, as Amended and Restated Effective May 7, 2024 (incorporated by reference to Exhibit 3.1 to Cooper-Standard Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024).

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

10.11*
Amendment No. 4 dated May 6, 2024, to the Third Amended and Restated Loan Agreement by and among Cooper-Standard Automotive Inc. and Cooper-Standard Automotive Canada Limited, together as Borrowers, CS Intermediate HoldCo 1 LLC, certain financial institutions, as Lenders, and Bank of America, N.A., as agent to the Lenders (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024).

10.12*
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

10.13*†
Cooper-Standard Automotive Inc. Deferred Compensation Plan, effective January 1, 2005 with Amendments through December 31, 2008 (incorporated by reference to Exhibit 10.33 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

10.14*†
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

10.21*†
Form of Cooper-Standard Holdings Inc. Amended and Restated Indemnification Agreement for officers and directors (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.22*†
Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.36 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019).

10.23*†
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

10.27*†
Form of 2019 Cooper-Standard Holdings Inc. 2017 Omnibus Incentive Plan Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc. Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019).

10.28*†
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

10.34*†
Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 to Cooper-Standard Holdings Inc.’s Post-Effective Amendment No. 1 to Form S-8 filed on Form S-8POS on May 20, 2021).

10.35*†
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

10.42*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (interim awards) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022).

Exhibit No.	Description of Exhibit
10.43*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (cash settled) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.44*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR) (cash settled) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.45*†
Form of 2023-2024 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.46*†
The Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan, as amended and restated effective May 18, 2023 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Registration Statement filed on Form S-8 on May 18, 2023).

10.47**†	Form of 2024 Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan Performance Award Agreement (FCF) (cash or stock settled).

19.1**	Cooper-Standard Holdings Inc. Securities Trading Policy as amended through May 30, 2024.

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*
Cooper-Standard Holdings Inc. Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

101.SCH****	Inline XBRL Taxonomy Extension Schema Document

101.CAL****	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF****	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB****	Inline XBRL Taxonomy Label Linkbase Document

101.PRE****	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description of Exhibit
104****	Cover Page Interactive Data File, formatted in Inline XBRL

*    Incorporated by reference as an exhibit to this Report.
**    Filed with this Report.
***    Furnished with this Report.
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

COOPER-STANDARD HOLDINGS INC.

Date: February 14, 2025	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 14, 2025 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Alison S. Nudd	Chief Accounting Officer (Principal Accounting Officer)
Alison S. Nudd

/s/ David J. Mastrocola	Lead Director
David J. Mastrocola

/s/ John G. Boss	Director
John G. Boss

/s/ Richard J. Freeland	Director
Richard J. Freeland

/s/ Adriana E. Macouzet-Flores	Director
Adriana E. Macouzet-Flores

/s/ Christine M. Moore	Director
Christine M. Moore

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Thomas W. Sidlik	Director
Thomas W. Sidlik

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss