Form 10-Q
period 2025-03-31
Cooper-Standard Holdings Inc.
filed 2025-05-02
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 25, 2025, there were 17,548,147 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2025

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales	$667,069	$676,425
Cost of products sold	589,891	614,782
Gross profit	77,178	61,643
Selling, administration & engineering expenses	51,191	55,366
Amortization of intangibles	1,612	1,661
Restructuring charges	2,111	1,133
Operating income	22,264	3,483
Interest expense, net of interest income	(28,619)	(29,281)
Equity in earnings of affiliates	1,776	2,270
Other income (expense), net	8,884	(3,649)
Income (loss) before income taxes	4,305	(27,177)
Income tax expense	2,703	4,131
Net income (loss)	1,602	(31,308)
Net income attributable to noncontrolling interests	(50)	(352)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$1,552	$(31,660)

Income (loss) per share:
Basic	$0.09	$(1.81)
Diluted	$0.09	$(1.81)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$1,602	$(31,308)
Other comprehensive income (loss):
Currency translation adjustment	6,383	(7,108)
Benefit plan liabilities adjustment, net of tax	(720)	153
Fair value change of derivatives, net of tax	3,923	3,541
Other comprehensive income (loss), net of tax	9,586	(3,414)
Comprehensive income (loss)	11,188	(34,722)
Comprehensive income attributable to noncontrolling interests	(7)	(489)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$11,181	$(35,211)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$140,368	$170,035
Accounts receivable, net	357,489	310,738
Tooling receivable, net	71,603	69,204
Inventories	172,957	142,401
Prepaid expenses	25,189	25,833
Value added tax receivable	55,772	45,120
Other current assets	55,867	41,925
Total current assets	879,245	805,256
Property, plant and equipment, net	531,991	539,201
Operating lease right-of-use assets, net	87,721	87,292
Goodwill	140,445	140,443
Intangible assets, net	33,374	33,805
Other assets	127,306	127,068
Total assets	$1,800,082	$1,733,065

Liabilities and Equity
Current liabilities:
Debt payable within one year	$42,501	$42,428
Accounts payable	348,475	295,178
Payroll liabilities	95,844	103,701
Accrued interest	32,077	5,115
Accrued liabilities	99,043	111,502
Current operating lease liabilities	19,173	18,859
Total current liabilities	637,113	576,783
Long-term debt	1,058,460	1,057,839
Pension benefits	92,494	89,253
Postretirement benefits other than pensions	26,015	26,336
Long-term operating lease liabilities	71,740	71,907
Other liabilities	36,562	44,317
Total liabilities	1,922,384	1,866,435
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,613,956 shares issued and 17,548,147 shares outstanding as of March 31, 2025, and 19,392,340 shares issued and 17,326,531 shares outstanding as of December 31, 2024	17	17
Additional paid-in capital	518,088	518,208
Retained deficit	(469,010)	(470,562)
Accumulated other comprehensive loss	(163,803)	(173,432)
Total Cooper-Standard Holdings Inc. equity	(114,708)	(125,769)
Noncontrolling interests	(7,594)	(7,601)
Total equity	(122,302)	(133,370)
Total liabilities and equity	$1,800,082	$1,733,065
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	221,616	—	(120)	—	—	(120)	—	(120)
Net income	—	—	—	1,552	—	1,552	50	1,602
Other comprehensive income (loss)	—	—	—	—	9,629	9,629	(43)	9,586
Balance as of March 31, 2025	17,548,147	$17	$518,088	$(469,010)	$(163,803)	$(114,708)	$(7,594)	$(122,302)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	92,666	—	668	—	—	668	—	668
Net (loss) income	—	—	—	(31,660)	—	(31,660)	352	(31,308)
Other comprehensive (loss) income	—	—	—	—	(3,551)	(3,551)	137	(3,414)
Balance as of March 31, 2024	17,290,145	$17	$512,832	$(423,476)	$(205,216)	$(115,843)	$(7,944)	$(123,787)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net income (loss)	$1,602	$(31,308)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	22,216	24,802
Amortization of intangibles	1,612	1,661
Share-based compensation expense	2,199	2,700
Equity in losses (earnings) of affiliates, net of dividends related to earnings	193	(693)
Payment-in-kind interest	—	6,787
Deferred income taxes	3,929	(317)
Other	1,257	1,233
Changes in operating assets and liabilities	(47,859)	(19,064)
Net cash used in operating activities	(14,851)	(14,199)
Investing activities:
Capital expenditures	(17,543)	(16,834)
Proceeds from sale of businesses	2,377	—
Other	12	165
Net cash used in investing activities	(15,154)	(16,669)
Financing activities:
Principal payments on long-term debt	(763)	(657)
Taxes withheld and paid on employees' share-based payment awards	(1,678)	(549)
Other	(22)	(5)
Net cash used in financing activities	(2,463)	(1,211)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	2,121	(3,855)
Changes in cash, cash equivalents and restricted cash	(30,347)	(35,934)
Cash, cash equivalents and restricted cash at beginning of period	178,697	163,061
Cash, cash equivalents and restricted cash at end of period	$148,350	$127,127

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	March 31, 2025	December 31, 2024
Cash and cash equivalents	$140,368	$170,035
Restricted cash included in other current assets	7,048	7,590
Restricted cash included in other assets	934	1,072
Total cash, cash equivalents and restricted cash	$148,350	$178,697
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

1. Overview
Basis of Presentation
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company” or “Cooper Standard”), through its wholly-owned subsidiary, Cooper-Standard Automotive Inc. (“CSA U.S.”), is a leading manufacturer of sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). The Company’s products are primarily designed for passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. Nearly all of the Company’s activities are conducted through its subsidiaries.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2025 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Updates (“ASU”) during the three months ended March 31, 2025, which did not have a material impact on its condensed consolidated financial statements:

Standard	Description	Effective Date
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	Requires disclosure of specific categories in the effective tax rate reconciliation, as well as additional information for reconciling items that meet a quantitative threshold. It also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes, and further disaggregated by jurisdiction based on a quantitative threshold. These disclosures will be applied prospectively on an annual basis beginning with the Company’s 2025 Annual Report on Form 10-K.	January 1, 2025
ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement	Requires joint ventures to apply a new basis of accounting upon formation, and as a result, initially measure all assets and liabilities at fair value (with exceptions to fair value measurement that are consistent with the business combinations guidance).	January 1, 2025
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows:

Standard	Description	Impact	Effective Date
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure of specified information about certain expenses presented in the statements of operations within the notes to financial statements at each interim and annual reporting period. It also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
2. Divestiture
2024 Divestiture
In the fourth quarter of 2024, the Company completed the sale of its non-core Canadian tooling business. Under the terms of the agreement, an initial cash payment of $2,377 was received during the three months ended March 31, 2025. An additional payment of $190 is expected during the quarter ended June 30, 2025, and a contingent payment of $2,000 may be received based on the Company issuing a set value of purchase orders to the buyer over a specified period.
During the three months ended March 31, 2025, the Company recognized a net gain of $98 related to final purchase price adjustments associated with the sale. This amount is included in selling, engineering & administrative expenses in the condensed consolidated statement of operations.
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
Revenue by customer group for the three months ended March 31, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$336,141	$299,845	$—	$635,986
Commercial	7,773	2,047	1,819	11,639
Other	397	2,106	16,941	19,444
Revenue	$344,311	$303,998	$18,760	$667,069
Revenue by customer group for the three months ended March 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$343,521	$299,180	$—	$642,701
Commercial	7,365	2,926	1,899	12,190
Other	393	3,409	17,732	21,534
Revenue	$351,279	$305,515	$19,631	$676,425
Substantially all of the Company’s revenue is generated from sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fluid Handling Systems	Fuel & Brake Delivery Systems - Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems - Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain & HVAC operation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by geographical region for the three months ended March 31, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$148,762	$226,336	$—	$375,098
Europe	115,330	33,070	—	148,400
Asia Pacific	59,673	37,000	—	96,673
South America	20,546	7,592	—	28,138
Corporate, eliminations and other	—	—	18,760	18,760
Revenue	$344,311	$303,998	$18,760	$667,069
Revenue by geographical region for the three months ended March 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$150,851	$225,368	$—	$376,219
Europe	125,719	34,862	—	160,581
Asia Pacific	54,281	37,881	—	92,162
South America	20,428	7,404	—	27,832
Corporate, eliminations and other	—	—	19,631	19,631
Revenue	$351,279	$305,515	$19,631	$676,425
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2025.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	March 31, 2025	December 31, 2024	Change
Contract assets	$8,456	$650	$7,806
Contract liabilities	(15)	(14)	(1)
Net contract assets	$8,441	$636	$7,805
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 were current liabilities of $9,828 and $9,918, respectively, and long-term liabilities of $893 and $1,597, respectively.
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
In May 2024, the Board of Directors of the Company approved a restructuring plan that eliminated approximately 400 salaried, contract and open positions based on the Company’s new product line organizational structure and current and anticipated market demands. The restructuring effort aimed to further improve and maximize the Company’s operational efficiency by streamlining business practices and deployed resources, and improving the organization’s overall cost structure.
The Company recognized approximately $17,000 of restructuring expenses related to this plan in 2024 and does not expect to recognize significant additional expenses related to this plan in 2025. Cash expenditures include severance and other related costs directly attributable to the restructuring activities which were paid in 2024 and continue to be paid to a minor extent in 2025. The restructuring activities are anticipated to generate annualized savings of approximately $40,000 to $45,000.
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
Restructuring charges by segment were as follows:

	Three Months Ended March 31,
	2025	2024
Sealing Systems	$1,521	$648
Fluid Handling Systems	454	325
Corporate and other	136	160
Total	$2,111	$1,133
Restructuring activity for all restructuring activities for the three months ended March 31, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2024	$15,057	$4,945	$20,002
Expense	1,095	1,016	2,111
Cash payments	(4,564)	(1,885)	(6,449)
Foreign exchange translation and other	348	170	518
Balance as of March 31, 2025	$11,936	$4,246	$16,182
5. Inventories
Inventories consist of the following:

	March 31, 2025	December 31, 2024
Finished goods	$46,714	$39,299
Work in process	40,762	36,785
Raw materials and supplies	85,481	66,317
Total	$172,957	$142,401

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2025 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2024	$47,404	$80,303	$12,736	$140,443
Foreign exchange translation	2	—	—	2
Balance as of March 31, 2025	$47,406	$80,303	$12,736	$140,445
Goodwill is tested for impairment by reporting unit annually, or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the three months ended March 31, 2025.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of March 31, 2025 and December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,151	$(138,776)	$13,375
Other	38,930	(18,931)	19,999
Balance as of March 31, 2025	$191,081	$(157,707)	$33,374

Customer relationships	$152,054	$(137,654)	$14,400
Other	37,737	(18,332)	19,405
Balance as of December 31, 2024	$189,791	$(155,986)	$33,805
7. Debt and Other Financing
A summary of outstanding debt as of March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
First Lien Notes	$611,610	$610,955
Third Lien Notes	388,542	388,169
2026 Senior Notes	42,434	42,415
Finance leases	18,391	18,956
Other borrowings	39,984	39,772
Total debt	1,100,961	1,100,267
Less: current portion	(42,501)	(42,428)
Total long-term debt	$1,058,460	$1,057,839
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay up to 4.50% of the interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of March 31, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the First Lien Notes were $611,610 and $610,955, respectively. These balances reflect the Company’s election to pay 4.50% of the interest for the first three interest payments as payment-in-kind. The Company elected to pay the fourth interest payment, due on December 15, 2024, entirely in cash.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
As of March 31, 2025 and December 31, 2024, the Company had $5,036 and $5,666, respectively, of unamortized debt issuance costs, and $207 and $233, respectively, of unamortized original issue discount related to the First Lien Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of March 31, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the Third Lien Notes were of $388,542 and $388,169, respectively. These amounts reflect the Company’s election to fully pay the first two interest payments as payment-in-kind. The Company elected to pay the third and fourth interest payments on the Third Lien Notes, due June 15, 2024 and December 15, 2024, respectively, in cash.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of March 31, 2025 and December 31, 2024, the Company had $3,226 and $3,598, respectively, of unamortized debt issuance costs related to the Third Lien Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remained outstanding. As of March 31, 2025 and December 31, 2024, the outstanding aggregate amount of the 2026 Senior Notes recognized in the condensed consolidated balance sheets was $42,434 and $42,415, respectively. The 2026 Senior Notes mature on November 15, 2026 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on May 15 and November 15 of each year.
Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of March 31, 2025 and December 31, 2024, the Company had $120 and $139, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. In March 2020, the Company entered into Amendment No. 1 to the Third Amended and Restated Loan Agreement (“the First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025 and the aggregate revolving loan commitment was reduced to $180,000. In May 2020, the Company entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which modified certain covenants under the ABL Facility. In December 2022, the Company entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on January 27, 2023. In May 2024, the Company entered into Amendment No. 4 to the Third Amended and Restated Loan Agreement (the “Fourth Amendment”), which, among other things, (1) extended the termination date for revolving commitments totaling $150,000 from March 24, 2025 ( “Existing Termination Date”) to May 6, 2029; (2) provided for leverage-based interest rate margin and commitment fee step-downs; and (3) replaced the Canadian BA Rate with Term CORRA as the applicable benchmark rate for all purposes under the ABL Facility for revolving loans denominated in Canadian Dollars. In September 2024, the Company entered into an agreement to transfer and assign revolving commitments totaling $35,000 from certain existing ABL Facility lenders to new ABL Facility lenders. As part of the agreement, the termination date for all outstanding revolving commitments that had not been previously extended was extended from the Existing Termination Date to May 6, 2029, with the aggregate revolving loan commitment remaining at $180,000.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
of March 31, 2025 was $166,028 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $6,369 of outstanding letters of credit, the Company effectively had $159,659 available for borrowing under its ABL Facility as of March 31, 2025.
As of March 31, 2025 and December 31, 2024, there were no borrowings under the ABL Facility.
As of March 31, 2025 and December 31, 2024, the Company had $1,470 and $1,680, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of March 31, 2025.
Other Financing
Finance leases and other. Other borrowings as of March 31, 2025 and December 31, 2024 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
Receivables factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the First Lien Notes, Third Lien Notes, and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €75,000 of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires on December 31, 2026.
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

	March 31, 2025	December 31, 2024
Off-balance sheet arrangements	$75,378	$53,377
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2025	2024
Accounts receivable factored	$129,248	$121,115
Costs	598	653
As of March 31, 2025 and December 31, 2024, cash collections on behalf of the Factor that have yet to be remitted were $3,249 and $838, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$1,283	$269	Level 2
Forward foreign exchange contracts - accrued liabilities	$(1,008)	$(4,109)	Level 2
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$—	$86	Level 2
Forward foreign exchange contracts - accrued liabilities	$(189)	$—	Level 2
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
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	March 31, 2025	December 31, 2024
Aggregate fair value	$1,014,295	$1,012,495
Aggregate carrying value (1)	$1,051,175	$1,051,175
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
For a cash flow hedge, the change in fair value of the derivative is recorded in AOCI in the condensed consolidated balance sheets, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations. Derivatives not designated as hedging instruments are marked-to-market with changes in fair value recorded in earnings. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the condensed consolidated statements of cash flows.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2025 and December 31, 2024, the notional amount of these contracts was $128,561 and $188,140, respectively, and consisted of hedges of cash flow transactions extending out to December 2025.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain Recognized in OCI
	Three Months Ended March 31,
	2025	2024
Cash flow hedges	$3,734	$4,208
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	(Loss) Gain Reclassified from AOCI to Income
	Three Months Ended March 31,
	2025	2024
Cash flow hedges	$(382)	$662
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. Effective in the third quarter of 2024, the Company began using one-month forward contracts to manage exposure related to foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815, and therefore are marked-to-market with changes in fair value recorded to earnings. The principal currencies hedged by the Company are the Mexican Peso and Brazil Real. As of March 31, 2025 and December 31, 2024, the notional amount outstanding was $19,845 and $16,426, respectively.
Pretax amounts related to the Company’s non-designated derivatives recognized in other (income) expense, net were as follows:

	Loss Recognized in Income
	Three Months Ended March 31,
	2025	2024
Non-designated foreign currency contracts	$(615)	$—
9. Pensions and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$586	$—	$598
Interest cost	128	1,142	1,819	1,212
Expected return on plan assets	—	(197)	(1,647)	(336)
Amortization of prior service cost and actuarial loss	34	3	555	53
Net periodic benefit cost	$162	$1,534	$727	$1,527

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended March 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$69	$6	$45
Interest cost	144	181	142	194
Amortization of prior service credit and actuarial (gain) loss	(644)	3	(730)	4
Net periodic benefit (income) cost	$(495)	$253	$(582)	$243
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other income (expense), net, in the condensed consolidated statements of operations for all periods presented.
The decrease in net periodic benefit cost for the U.S. defined benefit plan for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily due to the April 2024 termination of the U.S. Pension Plan. As previously disclosed in the Company’s 2024 Annual Report, the Company further de-risked its retirement-related plans by transferring approximately $137,000 of pension benefit obligations and related plan assets to an insurance company. This transaction eliminated interest costs and amortization of actuarial losses and prior service cost for the transferred population, resulting in lower net periodic benefit cost beginning in 2025.
10. Other Income (Expense), Net
The components of other income (expense), net were as follows:

	Three Months Ended March 31,
	2025	2024
Foreign currency gains (losses)	$103	$(1,971)
Components of net periodic cost other than service cost	(794)	(1,266)
Factoring costs	(598)	(653)
Miscellaneous income (a)	10,173	241
Other income (expense), net	$8,884	$(3,649)
(a)    Miscellaneous income includes $9,962 related to certain royalty settlements during the three months ended March 31, 2025. The royalties were earned in connection with intellectual property licensed to the buyer of a previously divested business.
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
Income tax expense, income (loss) before income taxes and the corresponding effective tax rate for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Income tax expense	$2,703	$4,131
Income (loss) before income taxes	4,305	(27,177)
Effective tax rate	63%	(15)%
The effective tax rate for the three months ended March 31, 2025 varied from the effective tax rate for the three months ended March 31, 2024 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
The income tax rate for the three months ended March 31, 2025 and 2024 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of the Company’s 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and is in the process of contesting the matter. Currently, the protest with the IRS for the 2015-2018 tax years is with the IRS’s administrative appeals office (“IRS Appeals”). The Company does not anticipate reaching a resolution with IRS Appeals, but does plan to continue to challenge these proposed adjustments in the future through litigation, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three months ended March 31, 2025. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through March 31, 2025 is less than $10,000.
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, enacted legislation in 2024, with widespread implementation of a global minimum tax expected in 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025. As further legislation becomes effective in countries in which the Company does business, the Company’s provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Information used to compute basic and diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2025	2024
Net income (loss) available to Cooper-Standard Holdings Inc. common stockholders	$1,552	$(31,660)

Basic weighted average shares of common stock outstanding	17,712,568	17,462,136
Dilutive effect of common stock equivalents	199,287	—
Diluted weighted average shares of common stock outstanding	17,911,855	17,462,136

Basic net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.09	$(1.81)

Diluted net income (loss) per share attributable to Cooper-Standard Holdings Inc.	$0.09	$(1.81)
Securities excluded from the calculation of diluted loss per share were approximately 249,000 for the three months ended March 31, 2024 because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the three months ended March 31, 2025.
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2025		2024
Foreign currency translation adjustment
Balance at beginning of period	$(182,099)		$(157,656)
Other comprehensive income (loss) before reclassifications	6,426	(1)	(7,245)	(1)
Balance at end of period	$(175,673)		$(164,901)
Benefit plan liabilities
Balance at beginning of period	$12,839		$(44,149)
Other comprehensive (loss) income before reclassifications (net of tax expense of $159 and $22, respectively)	(151)		270
Amounts reclassified from accumulated other comprehensive loss	(569)	(2)	(117)	(3)
Balance at end of period	$12,119		$(43,996)
Fair value change of derivatives
Balance at beginning of period	$(4,172)		$140
Other comprehensive income before reclassifications (net of tax expense of $260 and $5, respectively)	3,474		4,203
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $67 and no tax expense, respectively)	449		(662)
Balance at end of period	$(249)		$3,681
Accumulated other comprehensive loss, ending balance	$(163,803)		$(205,216)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $18,069 and $(8,443) for the three months ended March 31, 2025 and 2024, respectively.
(2)Includes the effect of the amortization of actuarial gains of $574 and amortization of prior service cost of $4, net of tax of $1.
(3)Includes the effect of the amortization of actuarial gains of $512 and amortization of prior service cost of $4, net of tax of $2.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2025, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the three months ended March 31, 2025 or 2024.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of March 31, 2025 and December 31, 2024, the Company had approximately $9,746 and $9,535, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
16. Segment Reporting
The Company’s business is organized in two reportable automotive segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2025	2024
Capital expenditures
Sealing Systems	$9,472	$9,500
Fluid Handling Systems	6,864	6,493
Total for reportable segments	$16,336	$15,993
Corporate, eliminations and other	1,207	841
Consolidated	$17,543	$16,834

	March 31, 2025	December 31, 2024
Segment assets
Sealing Systems	$843,199	$817,581
Fluid Handling Systems	718,504	667,920
Total for reportable segments	$1,561,703	$1,485,501
Corporate, eliminations and other	238,379	247,564
Consolidated	$1,800,082	$1,733,065

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$355,921	$304,814		$363,188	$310,345
Intersegment sales	11,610	816		11,909	4,830
Total reportable segment sales	$344,311	$303,998	$648,309	$351,279	$305,515	$656,794

Reconciliation of segment sales
Corporate, eliminations and other			18,760			19,631
Total consolidated sales			$667,069			$676,425

Cost of products sold	299,605	272,153		317,602	281,211
Other segment items (a)	12,394	10,863		12,306	13,322
Total reportable segment adjusted EBITDA	$32,312	$20,982	$53,294	$21,371	$10,982	$32,353

Reconciliation of adjusted EBITDA
Corporate, eliminations and other			5,421			(3,005)
Total consolidated adjusted EBITDA			$58,715			$29,348

Restructuring charges	1,521	454	2,111	648	325	1,133
Gain on sale of businesses, net			(98)			—
EBITDA			$56,702			$28,215

Depreciation and amortization	11,851	8,946	23,828	13,248	9,324	26,463
Interest expense, net of interest income			28,619			29,281
Income tax expense			2,703			4,131
Total consolidated net income (loss)			$1,552			$(31,660)
(a)    Other segment items include other income and expenses and other insignificant expense items to derive at total reportable segment adjusted EBITDA.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission (“2024 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2024 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2024 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use primarily in passenger vehicles and light trucks manufactured by global original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 86% of our sales in 2024 made directly to major OEMs for installation on new vehicles.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to uncertain economic conditions that could adversely impact new vehicle demand and production. Business conditions may vary significantly from period to period or region to region. In 2024, light vehicle production slowed modestly due to rising inventory levels, relatively high interest rates and affordability concerns, and sustained geopolitical tensions throughout the world. Global commodity markets and pricing stabilized to a large degree in 2024, providing some support to the manufacturing environment. In 2025, we expect global production will slow further as inventory levels remain high, affordability concerns continue and global economic uncertainty persists. Ongoing changes in U.S. trade policy, including the imposition of significant tariffs on imported goods, is adding to economic risks and uncertainty globally, and could represent near-term challenges to the automotive industry.
In North America, U.S. consumer confidence has declined to the lowest levels since 2022. Uncertainty around U.S. trade policy, including the imposition of significant tariffs on imported goods, has unsettled the capital and consumer markets alike. Continuing high interest rates, stubbornly high prices on consumer goods, and increasing consumer debt continue to weigh on economic activity. Economists at the International Monetary Fund (IMF) are expecting the economies of the United States and Canada to grow by 1.8 percent and 1.4 percent, respectively, in 2025 while the Mexican economy is expected to contract by 0.3 percent in 2025.
In Europe, low unemployment, lower inflation and more stable energy costs are contributing to stronger household consumption. However, economic momentum slowed in the second half of 2024, especially in the manufacturing sector, due in part to declining export demand. In the first quarter of 2025, fresh concerns over tariffs and global trade relationships added another layer of uncertainty to the growth prospects in the region. Ongoing geopolitical tensions and the war in Ukraine also remain significant challenges to overall economic growth. Amid this uncertain environment, economists at the IMF are expecting the economy in the Eurozone region to grow by 0.8 percent in 2025.
In the Asia Pacific region, China’s economy continues to be burdened by a protracted property crisis, weak consumer and business confidence, and mounting local government debts. While year-over-year growth in the first quarter of 2025 was higher than expected on increased exports, tariffs and uncertainty around trade relationships with the United States are expected to weigh on economic activity and growth in the second quarter of 2025 and possibly beyond. Despite these risks, China’s economy could find strong footing with additional government stimulus actions, a rebound in private consumption and/or a favorable resolution to trade negotiations with the United States. Net of these factors, economists at the IMF are expecting the Chinese economy to grow at a rate of 4.0 percent in 2025.
In South America, the risks for the Brazilian economy worsened in the second half of 2024 as increased fiscal spending fueled higher than expected inflation. Brazil’s central bank has raised interest rates to stem inflation but the value of the national currency has fallen rapidly in recent months. In addition, the outlook for exports has softened due to moderating global demand and concerns over evolving global trade and tariff policies. In view of this uncertain and volatile landscape, economists at the IMF are expecting the growth rate of the Brazilian economy to slow modestly to 2.0 percent in 2025.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. These production rates can be impacted by changing macro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions and changing regulatory and trade requirements, among other factors.
Light vehicle production by region for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
(in millions of units)	2025(1)	2024(1)	% Change
North America	3.8	4.0	(5.3)%
Europe	4.3	4.6	(6.7)%
Asia Pacific	12.5	11.7	7.3%
Greater China	7.0	6.3	11.2%
South America	0.7	0.6	7.5%
(1)Production data based on S&P Global, April 2025.
Current industry forecasts suggest global light vehicle production in the full year 2025 will be approximately 2% lower than full year 2024, followed by modest growth in 2026 and 2027. Ongoing changes in U.S. trade policy, including the imposition of significant tariffs on imported goods, is adding to economic risks and uncertainty globally, and could represent near-term challenges to the automotive industry. The anticipated growth in 2026 and 2027 is expected to be driven primarily by production increases in China, South Asia and South America. Actual production volumes have varied and may further vary from forecasted levels due to a number of factors including, but not limited to, consumer demand, the regulatory environment, incentives offered and industry competitiveness. The electric vehicle segment has been particularly challenged with regard to production volumes meeting forecasted levels.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Although global commodity markets and pricing largely stabilized in 2024, we continually work with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
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

Results of Operations

	Three Months Ended March 31,
	2025	2024	Change
	(Dollar amounts in thousands)
Sales	$667,069	$676,425	$(9,356)
Cost of products sold	589,891	614,782	(24,891)
Gross profit	77,178	61,643	15,535
Selling, administration & engineering expenses	51,191	55,366	(4,175)
Amortization of intangibles	1,612	1,661	(49)
Restructuring charges	2,111	1,133	978
Operating income	22,264	3,483	18,781
Interest expense, net of interest income	(28,619)	(29,281)	662
Equity in earnings of affiliates	1,776	2,270	(494)
Other income (expense), net	8,884	(3,649)	12,533
Income (loss) before income taxes	4,305	(27,177)	31,482
Income tax expense	2,703	4,131	(1,428)
Net income (loss)	1,602	(31,308)	32,910
Net income attributable to noncontrolling interests	(50)	(352)	302
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$1,552	$(31,660)	$33,212

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Sales

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Total sales	$667,069	$676,425	$(9,356)	$5,736	$(15,092)
* Net of customer price adjustments, including recoveries.
Sales for the three months ended March 31, 2025 decreased 1.4% compared to the three months ended March 31, 2024. The decrease in sales was driven by the negative impact of foreign exchange, partially offset by favorable volume and mix, net of customer price adjustments including recoveries.
Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(Dollar amounts in thousands)
Cost of products sold	$589,891	$614,782	$(24,891)	$5,545	$(15,153)	$(15,283)
Gross profit	77,178	61,643	15,535	191	61	15,283
Gross profit percentage of sales	11.6%	9.1%
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Among these, materials represent the largest component, accounting for approximately 52% and 50% of total cost of products sold for the three months ended March 31, 2025 and March 31, 2024, respectively. The change in cost of products sold was impacted by manufacturing and purchasing savings through lean initiatives, favorable foreign exchange and savings from prior year restructuring initiatives, partially offset by higher inflation of labor and overhead, higher volume and mix net of recovery, and tariff expense incurred but not yet recovered.
Gross profit for the three months ended March 31, 2025 increased $15.5 million compared to the three months ended March 31, 2024. The change was driven by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives, partially offset by higher inflation of labor and overhead and tariff expense incurred but not yet recovered.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended March 31, 2025 were $51.2 million, or 7.7% of sales, compared to $55.4 million, or 8.2% of sales, for the three months ended March 31, 2024. The decrease as a percentage of sales was primarily due to lower compensation-related costs driven by savings from prior year restructuring initiatives.
Restructuring Charges. Restructuring charges for the three months ended March 31, 2025 increased $1.0 million compared to the three months ended March 31, 2024. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs in our Sealing Systems segment.
Other Income (Expense), Net. Other income (expense), net, for the three months ended March 31, 2025 increased $12.5 million compared to the three months ended March 31, 2024. The increase was primarily driven by $10.0 million of income recognized in connection with certain royalty settlements, as well as the favorable impact of foreign currency exchange.
Income Tax Expense. Income tax expense for the three months ended March 31, 2025 was $2.7 million on earnings before income taxes of $4.3 million compared to an income tax expense of $4.1 million on losses before income taxes of $27.2 million for the three months ended March 31, 2024. The effective tax rate for the three months ended March 31, 2025 differed from the effective tax rate for the three months ended March 31, 2024 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
Segment Results of Operations
Our business is organized in two reportable automotive segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Sales

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing systems	$344,311	$351,279	$(6,968)	$3,767	$(10,735)
Fluid handling systems	303,998	305,515	(1,517)	2,840	(4,357)
Total for reportable segments	$648,309	$656,794	$(8,485)	$6,607	$(15,092)
* Net of customer price adjustments, including recoveries.
Sealing systems. The variance in volume and mix, including customer price adjustments, was driven by higher customer volumes. The unfavorable foreign currency exchange impact was driven by a $3.7 million impact of the Brazilian Real, a $3.6 million impact of the Euro, a $2.3 million impact of the Canadian Dollar, and a $1.1 million unfavorable impact of all other currencies.

Fluid handling systems. The variance in volume and mix, including customer price adjustments, was driven by higher customer volumes and customer recoveries. The unfavorable foreign currency exchange impact was driven by a $1.7 million impact of the Korean Won, a $1.4 million impact of the Brazilian Real, and a $1.3 million unfavorable impact of all other currencies.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing systems	$32,312	$21,371	$10,941	$(332)	$(2,146)	$13,419
Fluid handling systems	20,982	10,982	10,000	837	6,715	2,448
Total for reportable segments	$53,294	$32,353	$20,941	$505	$4,569	$15,867
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
Sealing systems. The variance in volume and mix, including customer price adjustments, was driven by unfavorable mix. The unfavorable foreign currency exchange was driven by a $2.2 million impact of the Canadian Dollar. The cost decreases were primarily driven by $13.7 million of favorable manufacturing and purchasing savings through lean initiatives, and $3.4 million of all other operational savings, primarily from restructuring actions. These benefits were partially offset by $3.7 million of unfavorable inflationary costs (including salary, utilities and other operational costs).
Fluid handling systems. The variance in volume and mix, including customer price adjustments, was driven by higher customer volumes and customer recoveries. The favorable foreign currency exchange was primarily driven by a $6.0 million impact of the Mexican Peso. The cost decreases were driven by $4.3 million of favorable manufacturing and purchasing savings through lean initiatives and $2.8 million of all other operational savings, primarily from restructuring actions. These benefits were partially offset by $4.7 million of unfavorable inflationary costs (including salary, utilities, and other operational costs) and tariff expense incurred but not yet recovered.
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
We continue to actively preserve cash and enhance liquidity, including proactively managing our capital expenditures. We continuously monitor and forecast our liquidity situation in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our ABL Facility, depends on our future operating performance and cash flows. These may be impacted by many factors outside of our control, including but not limited to industry production levels, the costs of raw materials, the state of the overall automotive industry, general financial and economic conditions, including global trade and tariff policies, work stoppages, and potential public health events. Considering these factors, current projections for light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, availability under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.

Cash Flows
Operating Activities. Net cash used in operations was $14.9 million for the three months ended March 31, 2025, compared to net cash used in operations of $14.2 million for the three months ended March 31, 2024. The net change was primarily due to improved cash earnings.
Investing Activities. Net cash used in investing activities was $15.2 million for the three months ended March 31, 2025, compared to net cash used in investing activities of $16.7 million for the three months ended March 31, 2024. The net change was primarily due to proceeds of $2.4 million related to the 2024 divestiture of our non-core Canadian tooling business received during the three months ended March 31, 2025. We expect continued disciplined overall capital spending and anticipate that we will spend approximately $45.0 to $55.0 million on capital expenditures in 2025.
Financing Activities. Net cash used in financing activities totaled $2.5 million for the three months ended March 31, 2025, compared to net cash used in financing activities of $1.2 million for the three months ended March 31, 2024. The net change was primarily due to payments of tax withholding amounts related to employees’ share-based payment awards.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of March 31, 2025, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the three months ended March 31, 2025 or 2024.
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
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements, but Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline incurred a net loss of $0.4 million and had net income of $0.3 million during the three months ended March 31, 2025 and March 31, 2024, respectively. As of March 31, 2025, Liveline had approximately $1.2 million of gross assets. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net income (loss), which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2025	2024
	(Dollar amounts in thousands)
Net income (loss) attributable to Cooper-Standard Holdings Inc.	$1,552	$(31,660)
Income tax expense	2,703	4,131
Interest expense, net of interest income	28,619	29,281
Depreciation and amortization	23,828	26,463
EBITDA	$56,702	$28,215
Restructuring charges	2,111	1,133
Gain on sale of businesses, net (1)	(98)	—
Adjusted EBITDA	$58,715	$29,348
(1)Gain on sale of businesses related to divestiture in 2024.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2024 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors reported or new risk factors identified since the filing of our 2024 Annual Report, except for the following:
Changes in U.S. or foreign trade policies, including the imposition of tariffs on imported goods and other trade restrictions, as well as uncertainty over such actions, may adversely impact our business and financial performance.
We obtain raw materials, components and other products and services from numerous suppliers and other vendors throughout the world. Changes in laws or policies governing the terms of foreign trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials could have an impact on our competitive position, business operations and financial performance.
Recently, the U.S. government announced substantial changes in U.S. trade policy and U.S. trade agreements, including the initiation of tariffs and trade restrictions on certain foreign goods. In response to these tariffs, certain foreign governments subject to such tariffs, including China, have retaliated by imposing tariffs on certain U.S. goods, which could represent near-term challenges to our industry. Increased retaliatory tariffs imposed by other countries on U.S. exports, further increases in U.S. tariffs, and the uncertainties surrounding domestic and foreign tariffs could require us to increase our prices, which could decrease demand for our products, and in certain cases, the Company may be unable to pass along such increased costs to our customers. We are actively monitoring and evaluating the development and potential impacts of tariffs on our supply chain and results of operations. While the Company continues to assess these developments, it may not be able to fully mitigate the effects of any prolonged tariffs or trade disputes.
Further, additional trade restrictions could be adopted with little to no advanced notice, and we may not be able to effectively mitigate the adverse impacts from those such measures. Political uncertainty surrounding trade or other international disputes also could have a negative impact on consumer confidence and willingness to spend money, which could impair our business. We cannot predict whether, and to what extent, there may be changes to international trade agreements, such as those between the U.S. and China, or whether, or to what extent, additional tariffs, taxes on imports or other restrictions will be changed or imposed by the U.S. or by other countries. Any of these events could increase the cost of our products, create disruptions to our supply chain and impair our ability to effectively operate and compete in the countries where we do business.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2025, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2025 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2025 through January 31, 2025	—	$—	—	$98.7
February 1, 2025 through February 28, 2025	76,746	14.11	—	98.7
March 1, 2025 through March 31, 2025	39,291	15.14	—	98.7
Total	116,037		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*†	Form of 2025 Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (cash or stock settled).

10.2*†	Letter Agreement between MaryAnn P. Kanary, Cooper Standard Holdings Inc. and Cooper-Standard Automotive Inc., dated June 28, 2023.

10.3*†	Make-Whole Compensation Agreement between MaryAnn P. Kanary and Cooper-Standard Automotive Inc., dated June 28, 2023.

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 2, 2025	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)