Form 10-Q
period 2025-06-30
Cooper-Standard Holdings Inc.
filed 2025-08-01
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2025, there were 17,633,413 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2025

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$705,973	$708,362	$1,373,042	$1,384,787
Cost of products sold	612,922	625,422	1,202,813	1,240,204
Gross profit	93,051	82,940	170,229	144,583
Selling, administration & engineering expenses	51,210	52,408	102,401	107,774
Amortization of intangibles	1,710	1,605	3,322	3,266
Restructuring charges	2,852	17,781	4,963	18,914
Operating income	37,279	11,146	59,543	14,629
Interest expense, net of interest income	(28,712)	(28,635)	(57,331)	(57,916)
Equity in earnings of affiliates	1,708	1,302	3,484	3,572
Pension settlement charge	—	(46,787)	—	(46,787)
Other (expense) income, net	(3,667)	(5,129)	5,217	(8,778)
Income (loss) before income taxes	6,608	(68,103)	10,913	(95,280)
Income tax expense	8,081	8,080	10,784	12,211
Net (loss) income	(1,473)	(76,183)	129	(107,491)
Net loss (income) attributable to noncontrolling interests	72	(60)	22	(412)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(1,401)	$(76,243)	$151	$(107,903)

(Loss) income per share:
Basic	$(0.08)	$(4.34)	$0.01	$(6.16)
Diluted	$(0.08)	$(4.34)	$0.01	$(6.16)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(1,473)	$(76,183)	$129	$(107,491)
Other comprehensive income (loss):
Currency translation adjustment	13,121	(7,674)	19,504	(14,782)
Benefit plan liabilities adjustment, net of tax	(867)	2,889	(1,587)	3,042
Pension settlement, net of tax	—	48,190	—	48,190
Fair value change of derivatives, net of tax	4,665	(6,413)	8,588	(2,872)
Other comprehensive income, net of tax	16,919	36,992	26,505	33,578
Comprehensive income (loss)	15,446	(39,191)	26,634	(73,913)
Comprehensive loss (income) attributable to noncontrolling interests	172	(112)	165	(601)
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$15,618	$(39,303)	$26,799	$(74,514)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$121,620	$170,035
Accounts receivable, net	371,256	310,738
Tooling receivable, net	75,387	69,204
Inventories	181,318	142,401
Prepaid expenses	26,186	25,833
Value added tax receivable	56,701	45,120
Other current assets	52,922	41,925
Total current assets	885,390	805,256
Property, plant and equipment, net	534,247	539,201
Operating lease right-of-use assets, net	87,045	87,292
Goodwill	140,729	140,443
Intangible assets, net	31,783	33,805
Other assets	140,517	127,068
Total assets	$1,819,711	$1,733,065

Liabilities and Equity
Current liabilities:
Debt payable within one year	$41,789	$42,428
Accounts payable	356,751	295,178
Payroll liabilities	101,668	103,701
Accrued interest	5,097	5,115
Accrued liabilities	109,097	111,502
Current operating lease liabilities	19,492	18,859
Total current liabilities	633,894	576,783
Long-term debt	1,059,454	1,057,839
Pension benefits	100,120	89,253
Postretirement benefits other than pensions	26,674	26,336
Long-term operating lease liabilities	71,177	71,907
Other liabilities	33,774	44,317
Total liabilities	1,925,093	1,866,435
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,699,222 shares issued and 17,633,413 shares outstanding as of June 30, 2025, and 19,392,340 shares issued and 17,326,531 shares outstanding as of December 31, 2024	17	17
Additional paid-in capital	519,562	518,208
Retained deficit	(470,411)	(470,562)
Accumulated other comprehensive loss	(146,784)	(173,432)
Total Cooper-Standard Holdings Inc. equity	(97,616)	(125,769)
Noncontrolling interests	(7,766)	(7,601)
Total equity	(105,382)	(133,370)
Total liabilities and equity	$1,819,711	$1,733,065
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	221,616	—	(120)	—	—	(120)	—	(120)
Net income	—	—	—	1,552	—	1,552	50	1,602
Other comprehensive income (loss)	—	—	—	—	9,629	9,629	(43)	9,586
Balance as of March 31, 2025	17,548,147	$17	$518,088	$(469,010)	$(163,803)	$(114,708)	$(7,594)	$(122,302)
Share-based compensation, net	85,266	—	1,474	—	—	1,474	—	1,474
Net loss	—	—	—	(1,401)	—	(1,401)	(72)	(1,473)
Other comprehensive income (loss)	—	—	—	—	17,019	17,019	(100)	16,919
Balance as of June 30, 2025	17,633,413	$17	$519,562	$(470,411)	$(146,784)	$(97,616)	$(7,766)	$(105,382)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	92,666	—	668	—	—	668	—	668
Net (loss) income	—	—	—	(31,660)	—	(31,660)	352	(31,308)
Other comprehensive (loss) income	—	—	—	—	(3,551)	(3,551)	137	(3,414)
Balance as of March 31, 2024	17,290,145	$17	$512,832	$(423,476)	$(205,216)	$(115,843)	$(7,944)	$(123,787)
Share-based compensation, net	28,762	—	2,073	—	—	2,073	—	2,073
Net (loss) income	—	—	—	(76,243)	—	(76,243)	60	(76,183)
Other comprehensive income	—	—	—	—	36,940	36,940	52	36,992
Balance as of June 30, 2024	17,318,907	17	514,905	(499,719)	(168,276)	(153,073)	(7,832)	(160,905)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net income (loss)	$129	$(107,491)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	45,027	49,070
Amortization of intangibles	3,322	3,266
Pension settlement charge	—	46,787
Share-based compensation expense	5,481	4,862
Equity in earnings of affiliates, net of dividends related to earnings	(1,515)	(1,995)
Payment-in-kind interest	—	12,367
Deferred income taxes	2,496	915
Other	2,448	2,601
Changes in operating assets and liabilities	(87,819)	(36,594)
Net cash used in operating activities	(30,431)	(26,212)
Investing activities:
Capital expenditures	(25,315)	(28,077)
Proceeds from sale of businesses	2,558	—
Other	—	242
Net cash used in investing activities	(22,757)	(27,835)
Financing activities:
Principal payments on long-term debt	(1,412)	(1,255)
Decrease in short-term debt, net	(1,259)	(264)
Debt issuance costs and other fees	—	(1,403)
Taxes withheld and paid on employees' share-based payment awards	(1,686)	(571)
Net cash used in financing activities	(4,357)	(3,493)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	6,419	(4,580)
Changes in cash, cash equivalents and restricted cash	(51,126)	(62,120)
Cash, cash equivalents and restricted cash at beginning of period	178,697	163,061
Cash, cash equivalents and restricted cash at end of period	$127,571	$100,941

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	June 30, 2025	December 31, 2024
Cash and cash equivalents	$121,620	$170,035
Restricted cash included in other current assets	3,843	7,590
Restricted cash included in other assets	2,108	1,072
Total cash, cash equivalents and restricted cash	$127,571	$178,697
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2025 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Updates (“ASU”) during the six months ended June 30, 2025, which did not have a material impact on its condensed consolidated financial statements:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows:

Standard	Description	Impact	Effective Date
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure of specified information about certain expenses presented in the statements of operations within the notes to financial statements at each interim and annual reporting period. It also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity	Clarifies that when a business combination is effected primarily by exchanging equity interests and the legal acquiree is a variable-interest entity (“VIE”) that meets the definition of a business, entities must identify the accounting acquirer using the factors in ASC 805-10-55-12 through 55-15, rather than relying solely on the VIE consolidation model.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
2. Divestiture
2024 Divestiture
In the fourth quarter of 2024, the Company completed the sale of its non-core Canadian tooling business. Under the terms of the agreement, total cash proceeds of $2,558 were received during the six months ended June 30, 2025. A contingent payment of up to $2,000 may be received in the future based on the Company issuing a set value of purchase orders to the buyer over a specified period.
During the six months ended June 30, 2025, the Company recognized a net gain of $98 related to final purchase price adjustments associated with the sale. This amount is included in selling, engineering & administrative expenses in the condensed consolidated statement of operations.
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
Revenue by customer group for the three months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$356,005	$317,755	$—	$673,760
Commercial	7,794	2,317	2,063	12,174
Other	569	2,358	17,112	20,039
Revenue	$364,368	$322,430	$19,175	$705,973

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the six months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$692,146	$617,600	$—	$1,309,746
Commercial	15,567	4,364	3,882	23,813
Other	966	4,464	34,053	39,483
Revenue	$708,679	$626,428	$37,935	$1,373,042
Revenue by customer group for the three months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$356,326	$315,871	$—	$672,197
Commercial	7,986	2,925	2,319	13,230
Other	634	3,946	18,355	22,935
Revenue	$364,946	$322,742	$20,674	$708,362
Revenue by customer group for the six months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$699,847	$615,051	$—	$1,314,898
Commercial	15,351	5,851	4,218	25,420
Other	1,027	7,355	36,087	44,469
Revenue	$716,225	$628,257	$40,305	$1,384,787
Substantially all of the Company’s revenue is generated from sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fluid Handling Systems	Fuel & Brake Delivery Systems - Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems - Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain & HVAC operation.
Revenue by geographical region for the three months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$153,387	$239,312	$—	$392,699
Europe	121,126	34,238	—	155,364
Asia Pacific	67,823	40,510	—	108,333
South America	22,032	8,370	—	30,402
Corporate, eliminations and other	—	—	19,175	19,175
Revenue	$364,368	$322,430	$19,175	$705,973

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by geographical region for the six months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$302,149	$465,648	$—	$767,797
Europe	236,456	67,308	—	303,764
Asia Pacific	127,496	77,510	—	205,006
South America	42,578	15,962	—	58,540
Corporate, eliminations and other	—	—	37,935	37,935
Revenue	$708,679	$626,428	$37,935	$1,373,042
Revenue by geographical region for the three months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$158,020	$240,220	$—	$398,240
Europe	123,095	31,475	—	154,570
Asia Pacific	60,923	42,160	—	103,083
South America	22,908	8,887	—	31,795
Corporate, eliminations and other	—	—	20,674	20,674
Revenue	$364,946	$322,742	$20,674	$708,362
Revenue by geographical region for the six months ended June 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$308,871	$465,588	$—	$774,459
Europe	248,814	66,337	—	315,151
Asia Pacific	115,204	80,041	—	195,245
South America	43,336	16,291	—	59,627
Corporate, eliminations and other	—	—	40,305	40,305
Revenue	$716,225	$628,257	$40,305	$1,384,787
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	June 30, 2025	December 31, 2024	Change
Contract assets	$756	$650	$106
Contract liabilities	(16)	(14)	(2)
Net contract assets	$740	$636	$104
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024 were current liabilities of $7,682 and $9,918, respectively, and long-term liabilities of $1,664 and $1,597, respectively.
The Company provides assurance-type warranties to its customers. These warranties offer assurance that the related products will perform as intended and conform to agreed-upon specifications. Costs associated with these warranties are recognized in cost of products sold in the condensed consolidated statement of operations.
4. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure it is appropriately structured and sized in response to changing market conditions. As a result, the Company has implemented several restructuring initiatives, including the closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
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
Restructuring charges by segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sealing Systems	$2,735	$10,526	$4,256	$11,174
Fluid Handling Systems	79	2,500	533	2,825
Corporate and other	38	4,755	174	4,915
Total	$2,852	$17,781	$4,963	$18,914

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring activity for all restructuring initiatives for the six months ended June 30, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2024	$15,057	$4,945	$20,002
Expense	1,226	3,737	4,963
Cash payments	(7,211)	(6,703)	(13,914)
Foreign exchange translation and other	1,006	620	1,626
Balance as of June 30, 2025	$10,078	$2,599	$12,677
5. Inventories
Inventories consist of the following:

	June 30, 2025	December 31, 2024
Finished goods	$49,845	$39,299
Work in process	41,931	36,785
Raw materials and supplies	89,542	66,317
Total	$181,318	$142,401
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2025 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2024	$47,404	$80,303	$12,736	$140,443
Foreign exchange translation	286	—	—	286
Balance as of June 30, 2025	$47,690	$80,303	$12,736	$140,729
Goodwill is tested for impairment by reporting unit annually, or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the six months ended June 30, 2025.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of June 30, 2025 and December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,397	$(140,030)	$12,367
Other	39,088	(19,672)	19,416
Balance as of June 30, 2025	$191,485	$(159,702)	$31,783

Customer relationships	$152,054	$(137,654)	$14,400
Other	37,737	(18,332)	19,405
Balance as of December 31, 2024	$189,791	$(155,986)	$33,805

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
7. Debt and Other Financing
A summary of outstanding debt as of June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
First Lien Notes	$612,266	$610,955
Third Lien Notes	388,914	388,169
2026 Senior Notes	42,453	42,415
Finance leases	18,367	18,956
Other borrowings	39,243	39,772
Total debt	1,101,243	1,100,267
Less: current portion	(41,789)	(42,428)
Total long-term debt	$1,059,454	$1,057,839
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay up to 4.50% of the interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of June 30, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the First Lien Notes were $612,266 and $610,955, respectively. These balances reflect the Company’s election to pay 4.50% of the interest for the first three interest payments as payment-in-kind. The Company elected to pay the fourth interest payment, due on December 15, 2024, entirely in cash.
As of June 30, 2025 and December 31, 2024, the Company had $4,407 and $5,666, respectively, of unamortized debt issuance costs, and $181 and $233, respectively, of unamortized original issue discount related to the First Lien Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of June 30, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the Third Lien Notes were of $388,914 and $388,169, respectively. These amounts reflect the Company’s election to fully pay the first two interest payments as payment-in-kind. The Company elected to pay the third and fourth interest payments on the Third Lien Notes, due June 15, 2024 and December 15, 2024, respectively, in cash.
Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes. As of June 30, 2025 and December 31, 2024, the Company had $2,853 and $3,598, respectively, of unamortized debt issuance costs related to the Third Lien Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remained outstanding. As of June 30, 2025 and December 31, 2024, the outstanding aggregate amount of the 2026 Senior Notes recognized in the condensed consolidated balance sheets was $42,453 and $42,415, respectively. The 2026 Senior Notes mature on November 15, 2026 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on May 15 and November 15 of each year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes. As of June 30, 2025 and December 31, 2024, the Company had $101 and $139, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of June 30, 2025 was $158,043 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $6,816 of outstanding letters of credit, the Company effectively had $151,227 available for borrowing under its ABL Facility as of June 30, 2025.
As of June 30, 2025 and December 31, 2024, there were no borrowings under the ABL Facility.
As of June 30, 2025 and December 31, 2024, the Company had $1,260 and $1,680, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of June 30, 2025.
Other Financing
Finance leases and other. Other borrowings as of June 30, 2025 and December 31, 2024 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
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

	June 30, 2025	December 31, 2024
Off-balance sheet arrangements	$77,983	$53,377
Accounts receivable factored and related costs throughout the period were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Accounts receivable factored	$139,385	$124,171	$268,633	$245,287
Costs	659	767	1,257	1,420
As of June 30, 2025 and December 31, 2024, cash collections on behalf of the Factor that have yet to be remitted were $2,840 and $838, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$4,823	$269	Level 2
Forward foreign exchange contracts - accrued liabilities	$(6)	$(4,109)	Level 2
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$—	$86	Level 2
Forward foreign exchange contracts - accrued liabilities	$(637)	$—	Level 2

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
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	June 30, 2025	December 31, 2024
Aggregate fair value	$1,021,604	$1,012,495
Aggregate carrying value (1)	$1,051,175	$1,051,175
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
For a cash flow hedge, the change in fair value of the derivative is recorded in accumulated other comprehensive income (“AOCI”) in the condensed consolidated balance sheets, to the extent that the hedges are effective, and reclassified into earnings when the underlying hedged transaction is realized. The realized gains and losses are recorded on the same line as the hedged transaction in the condensed consolidated statements of operations. Derivatives not designated as hedging instruments are marked-to-market with changes in fair value recorded in earnings. Cash flows from derivatives used to manage foreign exchange risks are classified as operating activities within the condensed consolidated statements of cash flows.
The Company is exposed to credit risk in the event of nonperformance by its counterparties on its derivative financial instruments. The Company mitigates this credit risk exposure by entering into agreements directly with major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts.
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2025 and December 31, 2024, the notional amount of these contracts was $89,500 and $188,140, respectively, and consisted of hedges of cash flow transactions extending out to December 2025.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges	$5,543	$(5,906)	$9,277	$(1,698)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash flow hedges	$999	$506	$617	$1,168
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. Effective in the third quarter of 2024, the Company began using one-month forward contracts to manage exposure related to foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815, and therefore are marked-to-market with changes in fair value recorded to earnings. The principal currencies hedged by the Company are the Mexican Peso and Brazil Real. As of June 30, 2025 and December 31, 2024, the notional amount outstanding was $17,160 and $16,426, respectively.
Pretax amounts related to the Company’s non-designated derivatives recognized in other (income) expense, net were as follows:

	Loss Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Non-designated foreign currency contracts	$(1,860)	$—	$(2,475)	$—
9. Pensions and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$621	$—	$591
Interest cost	128	1,214	126	1,199
Expected return on plan assets	—	(204)	—	(330)
Amortization of prior service cost and actuarial loss	36	1	36	53
Pension settlement charge	—	—	46,787	—
Net periodic benefit cost	$164	$1,632	$46,949	$1,513

	Pension Benefits
	Six Months Ended June 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,207	$—	$1,189
Interest cost	256	2,356	1,945	2,411
Expected return on plan assets	—	(401)	(1,647)	(666)
Amortization of prior service cost and actuarial loss	70	4	591	106
Pension settlement charge	—	—	46,787	—
Net periodic benefit cost	$326	$3,166	$47,676	$3,040

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended June 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$72	$6	$44
Interest cost	144	188	142	191
Amortization of prior service credit and actuarial (gain) loss	(644)	3	(730)	3
Net periodic benefit (income) cost	$(495)	$263	$(582)	$238

	Other Postretirement Benefits
	Six Months Ended June 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$10	$141	$12	$89
Interest cost	288	369	284	385
Amortization of prior service credit and actuarial (gain) loss	(1,288)	6	(1,460)	7
Net periodic benefit (income) cost	$(990)	$516	$(1,164)	$481
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other (expense) income, net, in the condensed consolidated statements of operations for all periods presented.
The decrease in net periodic benefit cost for the U.S. defined benefit plan for the three and six months ended June 30, 2025, compared to the three and six months ended June 30, 2024, was primarily due to the April 2024 termination of the U.S. Pension Plan. As previously disclosed in the Company’s 2024 Annual Report, the Company further de-risked its retirement-related plans by transferring approximately $137,000 of pension benefit obligations and related plan assets to an insurance company. As a result of this transaction, the Company recognized a one-time, non-cash pension settlement charge of $46,787 ($48,190 net of tax) during the three and six months ended June 30, 2024. This charge primarily reflects the accelerated recognition of accumulated actuarial losses previously recorded in AOCI in the condensed consolidated balance sheets.
10. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign currency losses	$(2,442)	$(3,695)	$(2,339)	$(5,666)
Components of net periodic cost other than service cost	(866)	(690)	(1,660)	(1,956)
Factoring costs	(659)	(767)	(1,257)	(1,420)
Miscellaneous income (a)	300	23	10,473	264
Other (expense) income, net	$(3,667)	$(5,129)	$5,217	$(8,778)
(a)    Miscellaneous income includes $10,280 related to certain royalty settlements during the six months ended June 30, 2025. The royalties were earned in connection with intellectual property licensed to the buyer of a previously divested business.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Income tax expense, income (loss) before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax expense	$8,081	$8,080	$10,784	$12,211
Income (loss) before income taxes	6,608	(68,103)	10,913	(95,280)
Effective tax rate	122%	(12)%	99%	(13)%
The effective tax rate for the three and six months ended June 30, 2025 varied from the effective tax rate for the three and six months ended June 30, 2024 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
The income tax rate for the three and six months ended June 30, 2025 and 2024 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of the Company’s 2015-2018 U.S. federal income tax filings, the IRS asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment (“NOPA”). The Company believes the proposed adjustment is without merit and is in the process of contesting the matter. Currently, the protest with the IRS for the 2015-2018 tax years is with the IRS’s administrative appeals office (“IRS Appeals”). The Company does not anticipate reaching a resolution with IRS Appeals, but does plan to continue to challenge these proposed adjustments in the future through litigation, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three and six months ended June 30, 2025. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through June 30, 2025 is less than $10,000.
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development (“OECD”) model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, enacted legislation in 2024, with widespread implementation of a global minimum tax expected in 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025. As further legislation becomes effective in countries in which the Company does business, the Company’s provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with certain provisions effective in 2025 and others being implemented through 2027. We are currently evaluating the impact of this legislation on our consolidated financial statements and disclosures, but we do not expect it to have a material impact on the Company’s results of operations.
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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(1,401)	$(76,243)	$151	$(107,903)

Basic weighted average shares of common stock outstanding	17,882,361	17,564,015	17,797,933	17,513,076
Dilutive effect of common stock equivalents	—	—	260,075	—
Diluted weighted average shares of common stock outstanding	17,882,361	17,564,015	18,058,008	17,513,076

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(0.08)	$(4.34)	$0.01	$(6.16)

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(0.08)	$(4.34)	$0.01	$(6.16)
Securities excluded from the calculation of diluted loss per share were approximately 479,000 for the three months ended June 30, 2025, and 239,000 and 232,000 for the three and six months ended June 30, 2024, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities for the six months ended June 30, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
Foreign currency translation adjustment
Balance at beginning of period	$(175,673)		$(164,901)		$(182,099)		$(157,656)
Other comprehensive income (loss) before reclassifications	13,221	(1)	(7,726)	(1)	19,647	(1)	(14,971)	(1)
Balance at end of period	$(162,452)		$(172,627)		$(162,452)		$(172,627)
Benefit plan liabilities
Balance at beginning of period	$12,119		$(43,996)		$12,839		$(44,149)
Other comprehensive (loss) income before reclassifications (net of tax expense of $73, and $23, $232, and $45, respectively)	(219)		3,972		(370)		4,242
Amounts reclassified from accumulated other comprehensive loss	(648)	(2)	47,107	(3)	(1,217)	(4)	46,990	(5)
Balance at end of period	$11,252		$7,083		$11,252		$7,083
Fair value change of derivatives
Balance at beginning of period	$(249)		$3,681		$(4,172)		$140
Other comprehensive income (loss) before reclassifications (net of tax (benefit) expense of $(63), $1, $197, and $6, respectively)	5,606		(5,907)		9,080		(1,704)
Amounts reclassified from accumulated other comprehensive loss (net of tax expense of $58, no tax expense, $125, and no tax expense, respectively)	(941)		(506)		(492)		(1,168)
Balance at end of period	$4,416		$(2,732)		$4,416		$(2,732)
Accumulated other comprehensive loss, ending balance	$(146,784)		$(168,276)		$(146,784)		$(168,276)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $6,168 and $(7,341) for the three months ended June 30, 2025 and 2024, respectively, and $(11,901) and $(15,784) for the six months ended June 30, 2025 and 2024, respectively.
(2)Includes the effect of the amortization of actuarial gains of $642 and amortization of prior service cost of $3, net of tax of $(9).
(3)Includes the effect of the amortization of actuarial gains of $252 and amortization of prior service cost of $3, net of tax of $1,403 and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” for additional information.
(4)Includes the effect of the amortization of actuarial gains of $1,216 and amortization of prior service cost of 7, net of tax of $(8).
(5)Includes the effect of the amortization of actuarial gains of $764 and amortization of prior service cost of $7, net of tax of $1,405 and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2025, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the six months ended June 30, 2025 or 2024.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of June 30, 2025 and December 31, 2024, the Company had approximately $9,353 and $9,535, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
16. Segment Reporting
The Company’s business is organized in two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures
Sealing Systems	$4,172	$5,421	$13,644	$14,921
Fluid Handling Systems	4,293	5,170	11,157	11,663
Total for reportable segments	$8,465	$10,591	$24,801	$26,584
Corporate, eliminations and other	693	652	514	1,493
Consolidated	$9,158	$11,243	$25,315	$28,077

	June 30, 2025	December 31, 2024
Segment assets
Sealing Systems	$856,554	$817,581
Fluid Handling Systems	718,789	667,920
Total for reportable segments	$1,575,343	$1,485,501
Corporate, eliminations and other	244,368	247,564
Consolidated	$1,819,711	$1,733,065

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$374,308	$323,162		$376,832	$328,108
Intersegment sales	9,940	732		11,886	5,366
Total reportable segment sales	$364,368	$322,430	$686,798	$364,946	$322,742	$687,688

Reconciliation of segment sales
Corporate, eliminations and other (a)			19,175			20,674
Total consolidated sales			$705,973			$708,362

Cost of products sold	$312,687	$283,982		$316,854	$292,196
Other segment items (b)	11,336	11,451		13,057	14,264
Total reportable segment adjusted EBITDA	$40,345	$26,997	$67,342	$35,035	$16,282	$51,317

Corporate, eliminations and other			(4,577)			(404)
Restructuring charges	2,735	79	2,852	10,526	2,500	17,781
Depreciation and amortization	12,570	10,045	24,521	13,280	10,154	25,873
Pension settlement charge			—			46,787
Interest expense, net of interest income			28,712			28,635
Income tax expense			8,081			8,080
Total consolidated net loss			$(1,401)			$(76,243)
(a)    Includes revenue from the Industrial and Specialty Group business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.
(b)    Other segment items represent income and expenses that are included in the segment Adjusted EBITDA measure, such as selling, administration and engineering expenses and foreign currency gains and losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$730,229	$627,976		$740,020	$638,453
Intersegment sales	21,550	1,548		23,795	10,196
Total reportable segment sales	$708,679	$626,428	$1,335,107	$716,225	$628,257	$1,344,482

Reconciliation of segment sales
Corporate, eliminations and other (a)			37,935			40,305
Total consolidated sales			$1,373,042			$1,384,787

Cost of products sold	$612,292	$556,135		$634,456	$573,407
Other segment items (b)	23,730	22,314		25,363	27,586
Total reportable segment adjusted EBITDA	$72,657	$47,979	$120,636	$56,406	$27,264	$83,670

Corporate, eliminations and other			844			(3,409)
Restructuring charges	4,256	533	4,963	11,174	2,825	18,914
Depreciation and amortization	24,421	18,991	48,349	26,528	19,478	52,336
Gain on sale of businesses, net			(98)			—
Pension settlement charge			—			46,787
Interest expense, net of interest income			57,331			57,916
Income tax expense			10,784			12,211
Total consolidated net income (loss)			$151			$(107,903)
(a)    Includes revenue from the Industrial and Specialty Group business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.
(b)    Other segment items represent income and expenses that are included in the segment Adjusted EBITDA measure, such as selling, administration and engineering expenses and foreign currency gains and losses.

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to unpredictable economic conditions that can adversely impact new vehicle demand and production. Business conditions can fluctuate significantly across different periods and regions. In 2024, light vehicle production experienced a modest slowdown, primarily due to rising inventory levels, relatively high interest rates, concerns about affordability, and ongoing geopolitical tensions worldwide. However, global commodity markets and pricing stabilized to a large degree in 2024, providing some support to the manufacturing sector. In the first half of 2025, global production increased by approximately 3% compared to the same period in 2024. Despite this positive trend in production for the first half of 2025, we expect global production for the full year 2025 will remain flat compared to full year 2024, with declines in North America and Europe being offset by increases in China. Additionally, ongoing changes in U.S. trade policy, including the implementation of significant tariffs on imported goods, are contributing to economic risks and global uncertainty, potentially posing further short-term challenges to the automotive industry.
In North America, U.S. consumer confidence has started to improve but remains below the levels seen in December 2024 following the presidential election, and significantly lower than pre-global pandemic levels. Uncertainty surrounding U.S. trade policy, particularly the implementation of significant tariffs on imported goods, has created instability in both capital and consumer markets. Persistently high interest rates, elevated prices for consumer goods, and rising consumer debt continue to hinder economic activity. Economists at the International Monetary Fund (IMF) project the economies of the United States, Canada and Mexico will grow by 1.9 percent, 1.6 percent and 0.2 percent, respectively, in 2025.
In Europe, rising real wages, increased employment, lower inflation (including reduced energy costs), and declining interest rates are driving stronger household consumption. Additionally, new fiscal stimulus measures, particularly in Germany, along with increased spending on infrastructure and defense are expected to enhance economic activity in the second half of 2025 and into 2026. However, emerging concerns regarding tariffs and global trade relations have introduced further uncertainty into the region's growth prospects. Ongoing geopolitical tensions and the war in Ukraine continue to pose significant challenges to overall economic growth. Amid this uncertain environment, economists at the IMF project that the Eurozone economy will grow by 1.0 percent in 2025.
In the Asia Pacific region, China’s economy experienced steady growth in the first half of 2025, bolstered by stimulative measures and the front-loading of exports in anticipation of new tariffs. However, growth is expected to moderate in the second half of 2025 due to the effects of export front-loading, subdued domestic demand, and ongoing declines in property values. Continuing uncertainty surrounding trade relations with the United States is also expected to weigh on economic activity and growth in the second half of 2025 and potentially beyond. Despite these challenges, China’s economy could gain strong momentum through additional government stimulus, a rebound in private consumption, and/or a favorable resolution to trade negotiations with the United States. Taking these factors into account, economists at the IMF project the Chinese economy will grow at a rate of 4.8 percent in 2025.
In South America, the Brazilian central bank continued to raise interest rates in the first half of 2025 in an effort to combat persistent inflation which has been fueled by a tight labor market, wage growth and further devaluation of the Real. These rising inflation and interest rates have continued to undermine consumer confidence in the country. The services and agricultural sectors are expected to drive growth in 2025, while industrial production and fiscal stimulus are projected to decline year-over-year. Additionally, the outlook for exports has weakened due to moderating global demand and concerns over changing global trade and tariff policies, particularly those threatened or imposed by the United States. Given this mixed economic environment, economists at the IMF anticipate Brazil’s economic growth rate will slow modestly to 2.3 percent in 2025.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, Asia Pacific and South America. These production rates can be impacted by changing macro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions and changing regulatory and trade requirements, among other factors.
Light vehicle production by region for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions of units)	2025(1)	2024(1)	% Change	2025(1)	2024(1)	% Change
North America	4.0	4.1	(3.0)%	7.7	8.1	(4.1)%
Europe	4.4	4.5	(1.7)%	8.8	9.1	(3.3)%
Asia Pacific	13.0	12.3	6.1%	25.8	23.9	7.8%
Greater China	7.6	7.0	9.0%	14.8	13.3	11.7%
South America	0.8	0.7	9.0%	1.4	1.3	8.3%
(1)Production data based on S&P Global, July 2025.
Current industry forecasts indicate global light vehicle production in the full year 2025 will be approximately in line with full year 2024, with declines in North America and Europe offset by increases in China, South America and South Asia. Global production is also expected to remain relatively flat in 2026, followed by modest growth of 2-3% in 2027. However, actual production volumes have varied and may fluctuate from forecasted levels due to various factors including, but not limited to, consumer demand, the regulatory environment, available incentives and industry competitiveness. The electric vehicle segment has been particularly challenged in achieving production volumes that meet forecasted levels.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Although global commodity markets and pricing largely stabilized in 2024 and have remained stable through the first half of 2025, we continually work with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
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

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Sales	$705,973	$708,362	$(2,389)	$1,373,042	$1,384,787	$(11,745)
Cost of products sold	612,922	625,422	(12,500)	1,202,813	1,240,204	(37,391)
Gross profit	93,051	82,940	10,111	170,229	144,583	25,646
Selling, administration & engineering expenses	51,210	52,408	(1,198)	102,401	107,774	(5,373)
Amortization of intangibles	1,710	1,605	105	3,322	3,266	56
Restructuring charges	2,852	17,781	(14,929)	4,963	18,914	(13,951)
Operating income	37,279	11,146	26,133	59,543	14,629	44,914
Interest expense, net of interest income	(28,712)	(28,635)	(77)	(57,331)	(57,916)	585
Equity in earnings of affiliates	1,708	1,302	406	3,484	3,572	(88)
Pension settlement charge	—	(46,787)	46,787	—	(46,787)	46,787
Other (expense) income, net	(3,667)	(5,129)	1,462	5,217	(8,778)	13,995
Income (loss) before income taxes	6,608	(68,103)	74,711	10,913	(95,280)	106,193
Income tax expense	8,081	8,080	1	10,784	12,211	(1,427)
Net (loss) income	(1,473)	(76,183)	74,710	129	(107,491)	107,620
Net loss (income) attributable to noncontrolling interests	72	(60)	132	22	(412)	434
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(1,401)	$(76,243)	$74,842	$151	$(107,903)	$108,054

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Sales

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Total sales	$705,973	$708,362	$(2,389)	$(6,629)	$4,240
* Net of customer price adjustments, including recoveries.
Sales for the three months ended June 30, 2025 decreased 0.3% compared to the three months ended June 30, 2024. The decrease in sales was driven by the negative impact of volume and mix, net of customer price adjustments including recoveries, partially offset by favorable foreign exchange.
Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(Dollar amounts in thousands)
Cost of products sold	$612,922	$625,422	$(12,500)	$9,498	$2,166	$(24,164)
Gross profit	93,051	82,940	10,111	(16,127)	2,074	24,164
Gross profit percentage of sales	13.2%	11.7%
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.

Cost of products sold is primarily comprised of materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Among these, materials represent the largest component, accounting for approximately 53% and 51% of total cost of products sold for the three months ended June 30, 2025 and June 30, 2024 respectively. The change in cost of products sold was impacted by manufacturing and purchasing savings through lean initiatives, and savings from prior year restructuring initiatives, partially offset by unfavorable volume and mix, net of recoveries, higher inflation of labor and overhead, unfavorable foreign exchange and increased tariff expense.
Gross profit for the three months ended June 30, 2025 increased $10.1 million compared to the three months ended June 30, 2024. The change was driven by manufacturing and purchasing savings through lean initiatives, savings from prior year restructuring initiatives and favorable foreign exchange, partially offset by unfavorable volume and mix, net of recoveries, and higher inflation of labor and overhead.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended June 30, 2025 were $51.2 million, or 7.3% of sales, compared to $52.4 million, or 7.4% of sales, for the three months ended June 30, 2024. The decrease as a percentage of sales was primarily due to lower compensation-related costs driven by savings from prior year restructuring initiatives.
Restructuring Charges. Restructuring charges for the three months ended June 30, 2025 decreased $14.9 million compared to the three months ended June 30, 2024. The decrease was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024, resulting in higher restructuring-related expenses recognized in the prior year. See Note 4. “Restructuring” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Pension Settlement Charge. A one-time, non-cash pension settlement charge of $46.8 million was incurred in the three months ended June 30, 2024 related to the termination of the aforementioned U.S. pension plan. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Expense, Net. Other expense, net, for the three months ended June 30, 2025 decreased $1.5 million compared to the three months ended June 30, 2024. The decrease was primarily driven by lower foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended June 30, 2025 was $8.1 million on earnings before income taxes of $6.6 million compared to an income tax expense of $8.1 million on losses before income taxes of $68.1 million for the three months ended June 30, 2024. The effective tax rate for the three months ended June 30, 2025 differed from the effective tax rate for the three months ended June 30, 2024 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Sales

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$1,373,042	$1,384,787	$(11,745)	$(893)	$(10,852)
* Net of customer price adjustments, including recoveries.

Sales for the six months ended June 30, 2025 decreased 0.8%, compared to the six months ended June 30, 2024. The decrease in sales was driven by unfavorable foreign exchange and the negative impact of volume and mix, net of customer price adjustments including recoveries.

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,202,813	$1,240,204	$(37,391)	$15,043	$(12,987)	$(39,447)
Gross profit	170,229	144,583	25,646	(15,936)	2,135	39,447
Gross profit percentage of sales	12.4%	10.4%
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
The change in cost of products sold was impacted by manufacturing and purchasing savings through lean initiatives, favorable foreign exchange and savings from prior year restructuring initiatives, partially offset by unfavorable volume and mix, net of recoveries, higher inflation of labor and overhead, and increased tariff expense. The Company’s material portion of cost of products sold was approximately 53% and 51% of total cost of products sold for the six months ended June 30, 2025 and 2024, respectively.
Gross profit for the six months ended June 30, 2025 increased $25.6 million compared to the six months ended June 30, 2024. The change was driven by manufacturing and purchasing savings through lean initiatives, savings from prior year restructuring initiatives and favorable foreign exchange, partially offset by unfavorable volume and mix, net of recoveries, higher inflation of labor and overhead, and tariff expense incurred but not yet recovered.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the six months ended June 30, 2025 were $102.4 million, or 7.5% of sales, compared to $107.8 million, or 7.8% of sales for the six months ended June 30, 2024. The decrease was primarily due to lower compensation-related costs driven by savings from prior year restructuring initiatives.
Restructuring Charges. Restructuring charges for the six months ended June 30, 2025 decreased $14.0 million compared to the six months ended June 30, 2024. The decrease was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024, resulting in higher restructuring-related expenses recognized in the prior year. See Note 4. “Restructuring” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Pension Settlement Charge. A one-time, non-cash pension settlement charge of $46.8 million was incurred in the six months ended June 30, 2024 related to the termination of the aforementioned U.S. pension plan. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Income, Net. Other income, net for the six months ended June 30, 2025 increased $14.0 million compared to the six months ended June 30, 2024. The increase was primarily driven by $10.3 million of income recognized in connection with certain royalty settlements.
Income Tax Expense. Income tax expense for the six months ended June 30, 2025 was $10.8 million on losses before income taxes of $10.9 million compared to income tax expense of $12.2 million on losses before income taxes of $95.3 million for the six months ended June 30, 2024. The effective tax rate for the six months ended June 30, 2025 differed from the effective tax rate for the six months ended June 30, 2024 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, adjustment to uncertain tax positions, and other permanent items.

Segment Results of Operations
Our business is organized in two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Sales

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing Systems	$364,368	$364,946	$(578)	$(4,243)	$3,665
Fluid Handling Systems	322,430	322,742	(312)	(887)	575
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and recoveries. The foreign currency exchange variance was driven by a $6.2 million favorable impact of the Euro, a $2.0 million unfavorable impact of the Brazilian Real, and a $0.5 million unfavorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes, partially offset by favorable customer recoveries. The foreign currency exchange variance was driven by a $1.7 million favorable impact of the Euro, a $0.7 million unfavorable impact of the Brazilian Real, and a $0.4 million unfavorable impact of all other currencies.
Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$40,345	$35,035	$5,310	$(7,777)	$(61)	$13,148
Fluid Handling Systems	26,997	16,282	10,715	(7,689)	7,300	11,104
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by unfavorable volume and mix, and lower customer recoveries. The cost decreases were primarily driven by $11.0 million of manufacturing and purchasing savings through lean initiatives and $5.5 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $3.4 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by unfavorable volume and mix, and lower customer recoveries. The foreign currency exchange variance was primarily driven by a $7.6 million favorable impact of the Mexican Peso. The cost decreases were driven by $11.6 million of manufacturing and purchasing savings through lean initiatives and $2.3 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $2.8 million of unfavorable inflation in labor and other operational costs.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Sales

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing Systems	$708,679	$716,225	$(7,546)	$(476)	$(7,070)
Fluid Handling Systems	626,428	628,257	(1,829)	1,953	(3,782)
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and recoveries. The foreign currency exchange variance was driven by a $5.7 million unfavorable impact of the Brazilian Real, a $2.7 million unfavorable impact of the Canadian Dollar, and a $1.3 million favorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable customer recoveries, partially offset by lower customer volumes. The foreign currency exchange variance was driven by a $2.1 million unfavorable impact of the Korean Won, a $2.1 million unfavorable impact of the Brazilian Real, and a $0.4 million favorable impact of all other currencies.
Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$72,657	$56,406	$16,251	$(8,109)	$(2,207)	$26,567
Fluid Handling Systems	47,979	27,264	20,715	(6,852)	14,015	13,552
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by unfavorable volume and mix, and lower customer recoveries. The foreign currency exchange impact variance was primarily driven by a $4.0 million unfavorable impact of the Canadian Dollar and a $2.5 million favorable impact of the Mexican Peso. The cost decreases were driven by $24.7 million of manufacturing and purchasing savings through lean initiatives and $8.9 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $7.0 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by unfavorable volume and mix, and lower customer recoveries. The foreign currency exchange variance was primarily driven by a $13.5 million favorable impact of the Mexican Peso. The cost decreases were primarily driven by $15.8 million of manufacturing and purchasing savings through lean initiatives and $3.4 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $5.6 million of unfavorable inflation in labor and other operational costs.
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
Cash Flows
Operating Activities. Net cash used in operations was $30.4 million for the six months ended June 30, 2025, compared to net cash used in operations of $26.2 million for the six months ended June 30, 2024. The net change was primarily due to changes in working capital and an increase in cash interest payments by $14.2 million year-over-year, partially offset by higher net cash earnings. Working capital was negatively impacted primarily related to a larger increase in receivables for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due to lower collections on receivables.
Investing Activities. Net cash used in investing activities was $22.8 million for the six months ended June 30, 2025, compared to net cash used in investing activities of $27.8 million for the six months ended June 30, 2024. The net change was primarily due to lower capital expenditures, as well as proceeds of $2.6 million related to the 2024 divestiture of our non-core Canadian tooling business received during the six months ended June 30, 2025. Capital expenditures were $25.3 million for the six months ended June 30, 2025 compared to $28.1 million for the six months ended June 30, 2024. We expect continued disciplined overall capital spending and anticipate that we will spend approximately $45 to $55 million on capital expenditures in 2025.
Financing Activities. Net cash used in financing activities totaled $4.4 million for the six months ended June 30, 2025, compared to net cash used in financing activities of $3.5 million for the six months ended June 30, 2024. The net change was primarily due to payments of tax withholding amounts related to employees’ share-based payment awards. Payments of tax withholding amounts related to employees’ share-based payment awards were $1.7 million for the six months ended June 30, 2025 compared to $0.6 million for the six months ended June 30, 2024.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of June 30, 2025, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the six months ended June 30, 2025 or 2024.
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

In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements. Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline incurred a net loss of $0.6 million and $1.0 million during the three and six months ended June 30, 2025, respectively, compared to a net loss of $0.7 million and $0.4 million during the three and six months ended June 30, 2024, respectively. As of June 30, 2025, Liveline had approximately $1.1 million of gross assets. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(1,401)	$(76,243)	$151	$(107,903)
Income tax expense	8,081	8,080	10,784	12,211
Interest expense, net of interest income	28,712	28,635	57,331	57,916
Depreciation and amortization	24,521	25,873	48,349	52,336
EBITDA	$59,913	$(13,655)	$116,615	$14,560
Restructuring charges	2,852	17,781	4,963	18,914
Gain on sale of businesses, net (1)	—	—	(98)	—
Pension settlement charge (2)	—	46,787	—	46,787
Adjusted EBITDA	$62,765	$50,913	$121,480	$80,261
(1)Gain on sale of businesses related to divestiture in 2024.
(2)    One-time, non-cash pension settlement charge and administrative fees incurred related to the termination of our U.S. Pension Plan in 2024.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors reported or new risk factors identified since the filing of our 2024 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2025, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2025 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2025 through April 30, 2025	—	$—	—	$98.7
May 1, 2025 through May 31, 2025	330	24.30	—	98.7
June 1, 2025 through June 30, 2025	—	—	—	98.7
Total	330		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

10.1*†
Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan, as amended and restated effective May 15, 2025 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Registration Statement filed on Form S-8 on May 15, 2025).

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

COOPER-STANDARD HOLDINGS INC.

August 1, 2025	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)