Form 10-Q
period 2025-09-30
Cooper-Standard Holdings Inc.
filed 2025-10-31
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2025, there were 17,637,009 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2025

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$695,502	$685,353	$2,068,544	$2,070,140
Cost of products sold	608,361	609,041	1,811,174	1,849,245
Gross profit	87,141	76,312	257,370	220,895
Selling, administration & engineering expenses	55,396	49,698	157,797	157,472
Amortization of intangibles	1,746	1,628	5,068	4,894
Restructuring charges	3,535	1,516	8,498	20,430
Operating income	26,464	23,470	86,007	38,099
Interest expense, net of interest income	(28,614)	(29,125)	(85,945)	(87,041)
Equity in earnings of affiliates	1,250	1,258	4,734	4,830
Pension settlement credit (charge)	—	2,216	—	(44,571)
Other (expense) income, net	(2,857)	(5,851)	2,360	(14,629)
(Loss) income before income taxes	(3,757)	(8,032)	7,156	(103,312)
Income tax expense	3,864	2,861	14,648	15,072
Net loss	(7,621)	(10,893)	(7,492)	(118,384)
Net income attributable to noncontrolling interests	(23)	(164)	(1)	(576)
Net loss attributable to Cooper-Standard Holdings Inc.	$(7,644)	$(11,057)	$(7,493)	$(118,960)

Net loss per share:
Basic	$(0.43)	$(0.63)	$(0.42)	$(6.78)
Diluted	$(0.43)	$(0.63)	$(0.42)	$(6.78)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(7,621)	$(10,893)	$(7,492)	$(118,384)
Other comprehensive income:
Currency translation adjustment	1,910	10,779	21,414	(4,003)
Benefit plan liabilities adjustment, net of tax	(623)	(952)	(2,210)	2,090
Pension settlement, net of tax	—	—	—	48,190
Fair value change of derivatives, net of tax	(25)	(2,101)	8,563	(4,973)
Other comprehensive income, net of tax	1,262	7,726	27,767	41,304
Comprehensive (loss) income	(6,359)	(3,167)	20,275	(77,080)
Comprehensive loss (income) attributable to noncontrolling interests	21	114	186	(487)
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(6,338)	$(3,053)	$20,461	$(77,567)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$147,622	$170,035
Accounts receivable, net	382,345	310,738
Tooling receivable, net	80,097	69,204
Inventories	197,669	142,401
Prepaid expenses	28,097	25,833
Value added tax receivable	56,507	45,120
Other current assets	52,945	41,925
Total current assets	945,282	805,256
Property, plant and equipment, net	522,158	539,201
Operating lease right-of-use assets, net	82,807	87,292
Goodwill	140,615	140,443
Intangible assets, net	30,078	33,805
Other assets	140,682	127,068
Total assets	$1,861,622	$1,733,065

Liabilities and Equity
Current liabilities:
Debt payable within one year	$43,235	$42,428
Accounts payable	366,600	295,178
Payroll liabilities	111,617	103,701
Accrued interest	32,025	5,115
Accrued liabilities	110,942	111,502
Current operating lease liabilities	18,496	18,859
Total current liabilities	682,915	576,783
Long-term debt	1,059,804	1,057,839
Pension benefits	100,584	89,253
Postretirement benefits other than pensions	26,208	26,336
Long-term operating lease liabilities	67,962	71,907
Other liabilities	34,246	44,317
Total liabilities	1,971,719	1,866,435
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,702,818 shares issued and 17,637,009 shares outstanding as of September 30, 2025, and 19,392,340 shares issued and 17,326,531 shares outstanding as of December 31, 2024	17	17
Additional paid-in capital	521,206	518,208
Retained deficit	(478,055)	(470,562)
Accumulated other comprehensive loss	(145,478)	(173,432)
Total Cooper-Standard Holdings Inc. equity	(102,310)	(125,769)
Noncontrolling interests	(7,787)	(7,601)
Total equity	(110,097)	(133,370)
Total liabilities and equity	$1,861,622	$1,733,065
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	221,616	—	(120)	—	—	(120)	—	(120)
Net income	—	—	—	1,552	—	1,552	50	1,602
Other comprehensive income (loss)	—	—	—	—	9,629	9,629	(43)	9,586
Balance as of March 31, 2025	17,548,147	$17	$518,088	$(469,010)	$(163,803)	$(114,708)	$(7,594)	$(122,302)
Share-based compensation, net	85,266	—	1,474	—	—	1,474	—	1,474
Net loss	—	—	—	(1,401)	—	(1,401)	(72)	(1,473)
Other comprehensive income (loss)	—	—	—	—	17,019	17,019	(100)	16,919
Balance as of June 30, 2025	17,633,413	$17	$519,562	$(470,411)	$(146,784)	$(97,616)	$(7,766)	$(105,382)
Share-based compensation, net	3,596	—	1,644	—	—	1,644	—	1,644
Net (loss) income	—	—	—	(7,644)	—	(7,644)	23	(7,621)
Other comprehensive income (loss)	—	—	—	—	1,306	1,306	(44)	1,262
Balance as of September 30, 2025	17,637,009	$17	$521,206	$(478,055)	$(145,478)	$(102,310)	$(7,787)	$(110,097)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	92,666	—	668	—	—	668	—	668
Net (loss) income	—	—	—	(31,660)	—	(31,660)	352	(31,308)
Other comprehensive (loss) income	—	—	—	—	(3,551)	(3,551)	137	(3,414)
Balance as of March 31, 2024	17,290,145	$17	$512,832	$(423,476)	$(205,216)	$(115,843)	$(7,944)	$(123,787)
Share-based compensation, net	28,762	—	2,073	—	—	2,073	—	2,073
Net (loss) income	—	—	—	(76,243)	—	(76,243)	60	(76,183)
Other comprehensive income	—	—	—	—	36,940	36,940	52	36,992
Balance as of June 30, 2024	17,318,907	$17	$514,905	$(499,719)	$(168,276)	$(153,073)	$(7,832)	$(160,905)
Share-based compensation, net	7,624	—	1,022	—	—	1,022	—	1,022
Net (loss) income	—	—	—	(11,057)	—	(11,057)	164	(10,893)
Other comprehensive income (loss)	—	—	—	—	8,004	8,004	(278)	7,726
Balance as of September 30, 2024	17,326,531	$17	$515,927	$(510,776)	$(160,272)	$(155,104)	$(7,946)	$(163,050)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(7,492)	$(118,384)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	68,164	73,358
Amortization of intangibles	5,068	4,894
Pension settlement charge	—	44,571
Share-based compensation expense	11,631	7,057
Equity in earnings of affiliates, net of dividends related to earnings	(1,380)	(1,199)
Payment-in-kind interest	—	12,367
Deferred income taxes	3,455	1,889
Other	3,704	4,036
Changes in operating assets and liabilities	(74,953)	(26,942)
Net cash provided by operating activities	8,197	1,647
Investing activities:
Capital expenditures	(36,506)	(39,014)
Proceeds from sale of businesses	2,558	—
Other	—	287
Net cash used in investing activities	(33,948)	(38,727)
Financing activities:
Principal payments on long-term debt	(2,080)	(1,901)
Increase (decrease) in short-term debt, net	22	(2,356)
Debt issuance costs and other fees	—	(1,921)
Taxes withheld and paid on employees' share-based payment awards	(1,728)	(612)
Net cash used in financing activities	(3,786)	(6,790)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	6,241	(2,569)
Changes in cash, cash equivalents and restricted cash	(23,296)	(46,439)
Cash, cash equivalents and restricted cash at beginning of period	178,697	163,061
Cash, cash equivalents and restricted cash at end of period	$155,401	$116,622

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	September 30, 2025	December 31, 2024
Cash and cash equivalents	$147,622	$170,035
Restricted cash included in other current assets	5,858	7,590
Restricted cash included in other assets	1,921	1,072
Total cash, cash equivalents and restricted cash	$155,401	$178,697
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2025 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Updates (“ASU”) during the nine months ended September 30, 2025, which did not have a material impact on its condensed consolidated financial statements:

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
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
Provides a practical expedient that, if elected, allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers.
		The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2026
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure of specified information about certain expenses presented in the statements of operations within the notes to financial statements at each interim and annual reporting period. It also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	The Company is currently evaluating the impact of this update on its consolidated financial statements and disclosures.	January 1, 2027
2. Divestiture
2024 Divestiture
In the fourth quarter of 2024, the Company completed the sale of its non-core Canadian tooling business. Under the terms of the agreement, total cash proceeds of $2,558 were received during the nine months ended September 30, 2025. A contingent payment of up to $2,000 may be received in the future based on the Company issuing a set value of purchase orders to the buyer over a specified period.
During the nine months ended September 30, 2025, the Company recognized a net gain of $98 related to final purchase price adjustments associated with the sale. This amount is included in selling, engineering & administrative expenses in the condensed consolidated statement of operations.
3. Revenue
Revenue is recognized for manufactured parts at a point in time, generally when products are shipped or delivered. The Company usually enters into agreements with customers to produce products at the beginning of a vehicle’s life. These agreements, along with blanket purchase orders and related documents, generally establish the annual terms, including pricing, related to a vehicle model. Customers typically pay for parts based on customary business practices with payment terms generally between 30 and 90 days.
The passenger and light duty customer group consists of sales to automotive OEMs and automotive suppliers, while the commercial customer group represents sales to OEMs of on- and off-highway commercial equipment and vehicles. The other customer group includes sales related to specialty and adjacent markets.
Revenue by customer group for the three months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$342,708	$323,478	$—	$666,186
Commercial	5,533	2,380	1,765	9,678
Other	537	2,708	16,393	19,638
Revenue	$348,778	$328,566	$18,158	$695,502

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the nine months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,034,854	$941,078	$—	$1,975,932
Commercial	21,100	6,744	5,647	33,491
Other	1,503	7,172	50,446	59,121
Revenue	$1,057,457	$954,994	$56,093	$2,068,544
Revenue by customer group for the three months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$345,944	$307,158	$—	$653,102
Commercial	6,799	2,558	1,927	11,284
Other	622	4,023	16,322	20,967
Revenue	$353,365	$313,739	$18,249	$685,353
Revenue by customer group for the nine months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,045,791	$922,209	$—	$1,968,000
Commercial	22,150	8,409	6,145	36,704
Other	1,649	11,378	52,409	65,436
Revenue	$1,069,590	$941,996	$58,554	$2,070,140
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Revenue by geographical region for the three months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$159,633	$250,330	$—	$409,963
Europe	103,137	30,857	—	133,994
Asia Pacific	62,247	36,570	—	98,817
South America	23,761	10,809	—	34,570
Corporate, eliminations and other	—	—	18,158	18,158
Revenue	$348,778	$328,566	$18,158	$695,502
Revenue by geographical region for the nine months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$461,782	$715,978	$—	$1,177,760
Europe	339,593	98,165	—	437,758
Asia Pacific	189,743	114,080	—	303,823
South America	66,339	26,771	—	93,110
Corporate, eliminations and other	—	—	56,093	56,093
Revenue	$1,057,457	$954,994	$56,093	$2,068,544
Revenue by geographical region for the three months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$158,564	$236,718	$—	$395,282
Europe	107,022	29,637	—	136,659
Asia Pacific	61,264	37,935	—	99,199
South America	26,515	9,449	—	35,964
Corporate, eliminations and other	—	—	18,249	18,249
Revenue	$353,365	$313,739	$18,249	$685,353
Revenue by geographical region for the nine months ended September 30, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$467,435	$702,306	$—	$1,169,741
Europe	355,836	95,974	—	451,810
Asia Pacific	176,468	117,976	—	294,444
South America	69,851	25,740	—	95,591
Corporate, eliminations and other	—	—	58,554	58,554
Revenue	$1,069,590	$941,996	$58,554	$2,070,140
Contract Estimates
The amount of revenue recognized is usually based on the purchase order price and adjusted for variable consideration, including pricing concessions. The Company accrues for pricing concessions by reducing revenue as products are shipped or delivered. The accruals are based on contractual terms, historical experience, anticipated performance and management’s best judgment. The Company also generally has ongoing adjustments to customer pricing arrangements based on the content and cost of its products. Such pricing accruals are adjusted as they are settled with customers. Customer returns, which are infrequent, are usually related to quality or shipment issues and are recorded as a reduction of revenue. The Company generally does not recognize significant return obligations due to their infrequent nature.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2025.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) consisted of the following:

	September 30, 2025	December 31, 2024	Change
Contract assets	$2,281	$650	$1,631
Contract liabilities	(16)	(14)	(2)
Net contract assets	$2,265	$636	$1,629
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024 were current liabilities of $6,711 and $9,918, respectively, and long-term liabilities of $1,670 and $1,597, respectively.
The Company provides assurance-type warranties to its customers. These warranties offer assurance that the related products will perform as intended and conform to agreed-upon specifications. Costs associated with these warranties are recognized in cost of products sold in the condensed consolidated statements of operations.
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
After recognizing approximately $17,000 of restructuring expenses related to this plan in 2024, the Company has not recognized any significant additional expenses related to this plan to date in 2025 and does not anticipate doing so in the future. Cash expenditures include severance and other related costs directly attributable to the restructuring activities which were paid in 2024 and continue to be paid to a lesser extent in 2025. The restructuring activities are anticipated to generate annualized savings of approximately $40,000 to $45,000.
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
Restructuring charges by segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sealing Systems	$2,678	$1,087	$6,934	$12,261
Fluid Handling Systems	735	(27)	1,268	2,798
Corporate and other	122	456	296	5,371
Total	$3,535	$1,516	$8,498	$20,430

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Restructuring activity for all restructuring initiatives for the nine months ended September 30, 2025 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2024	$15,057	$4,945	$20,002
Expense	2,488	6,010	8,498
Cash payments	(9,038)	(9,568)	(18,606)
Foreign exchange translation and other	930	603	1,533
Balance as of September 30, 2025	$9,437	$1,990	$11,427
5. Inventories
Inventories as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30, 2025	December 31, 2024
Finished goods	$58,250	$39,299
Work in process	45,308	36,785
Raw materials and supplies	94,111	66,317
Total	$197,669	$142,401
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2025 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2024	$47,404	$80,303	$12,736	$140,443
Foreign exchange translation	172	—	—	172
Balance as of September 30, 2025	$47,576	$80,303	$12,736	$140,615
Goodwill is tested for impairment by reporting unit annually, or more frequently if events or circumstances indicate that an impairment may exist. There were no indicators of potential impairment during the nine months ended September 30, 2025.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of September 30, 2025 and December 31, 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,427	$(141,103)	$11,324
Other	39,156	(20,402)	18,754
Balance as of September 30, 2025	$191,583	$(161,505)	$30,078

Customer relationships	$152,054	$(137,654)	$14,400
Other	37,737	(18,332)	19,405
Balance as of December 31, 2024	$189,791	$(155,986)	$33,805

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
7. Debt and Other Financing
A summary of outstanding debt as of September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
First Lien Notes	$612,921	$610,955
Third Lien Notes	389,286	388,169
2026 Senior Notes	42,472	42,415
Finance leases	17,601	18,956
Other borrowings	40,759	39,772
Total debt	1,103,039	1,100,267
Less: current portion	(43,235)	(42,428)
Total long-term debt	$1,059,804	$1,057,839
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay up to 4.50% of the interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of September 30, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the First Lien Notes were $612,921 and $610,955, respectively. These balances reflect the Company’s election to pay 4.50% of the interest for the first three interest payments as payment-in-kind. The Company elected to pay the fourth interest payment, due on December 15, 2024, entirely in cash.
As of September 30, 2025 and December 31, 2024, the Company had $3,777 and $5,666, respectively, of unamortized debt issuance costs, and $155 and $233, respectively, of unamortized original issue discount related to the First Lien Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of September 30, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the Third Lien Notes were of $389,286 and $388,169, respectively. These amounts reflect the Company’s election to fully pay the first two interest payments as payment-in-kind. The Company elected to pay the third and fourth interest payments on the Third Lien Notes, due June 15, 2024 and December 15, 2024, respectively, in cash.
As of September 30, 2025 and December 31, 2024, the Company had $2,481 and $3,598, respectively, of unamortized debt issuance costs related to the Third Lien Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Debt issuance costs related to the Third Lien Notes are amortized into interest expense over the term of the Third Lien Notes.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remained outstanding. As of September 30, 2025 and December 31, 2024, the outstanding aggregate amount of the 2026 Senior Notes recognized in the condensed consolidated balance sheets was $42,472 and $42,415, respectively. The 2026 Senior Notes mature on November 15, 2026 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on May 15 and November 15 of each year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
As of September 30, 2025 and December 31, 2024, the Company had $82 and $139, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes. These amounts are presented as direct deductions from the principal balance in the condensed consolidated balance sheets. Debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of September 30, 2025 was $173,236 and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7,340 of outstanding letters of credit, the Company effectively had $165,896 available for borrowing under its ABL Facility as of September 30, 2025.
As of September 30, 2025 and December 31, 2024, there were no borrowings under the ABL Facility.
As of September 30, 2025 and December 31, 2024, the Company had $1,050 and $1,680, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of September 30, 2025.
Other Financing
Finance leases and other. Other borrowings as of September 30, 2025 and December 31, 2024 reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the condensed consolidated balance sheets.
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
Amounts outstanding under the European factoring facility as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Off-balance sheet arrangements	$63,126	$53,377
Accounts receivable factored and related costs associated with the European factoring facility were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Accounts receivable factored	$109,388	$122,449	$378,021	$367,736
Costs	472	696	1,729	2,116
As of September 30, 2025 and December 31, 2024, cash collections on behalf of the Factor that have yet to be remitted were $4,691 and $838, respectively, and are reflected in other current assets as restricted cash in the condensed consolidated balance sheets.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$4,697	$269	Level 2
Forward foreign exchange contracts - accrued liabilities	$—	$(4,109)	Level 2
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$—	$86	Level 2
Forward foreign exchange contracts - accrued liabilities	$(505)	$—	Level 2

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
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes were as follows:

	September 30, 2025	December 31, 2024
Aggregate fair value	$1,053,815	$1,012,495
Aggregate carrying value (1)	$1,051,175	$1,051,175
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2025 and December 31, 2024, the notional amount of these contracts was $280,723 and $188,140, respectively, and consisted of hedges of cash flow transactions extending out to December 2026.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges	$2,687	$(4,040)	$11,964	$(5,738)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash flow hedges	$2,806	$(1,932)	$3,423	$(764)
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. Effective in the third quarter of 2024, the Company began using one-month forward contracts to manage exposure related to foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815, and therefore are marked-to-market with changes in fair value recorded to earnings. The principal currencies hedged by the Company are the Mexican Peso and Brazil Real. As of September 30, 2025 and December 31, 2024, the notional amount outstanding was $16,326 and $16,426, respectively.
Pretax amounts related to the Company’s non-designated derivatives recognized in other (income) expense, net were as follows:

	(Loss) Gain Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Non-designated foreign currency contracts	$(744)	$233	$(3,219)	$233
9. Pensions and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$640	$—	$585
Interest cost	128	1,244	126	1,202
Expected return on plan assets	—	(205)	—	(332)
Amortization of prior service cost and actuarial loss	35	2	36	53
Pension settlement credit	—	—	(2,216)	—
Net periodic benefit cost (income)	$163	$1,681	$(2,054)	$1,508

	Pension Benefits
	Nine Months Ended September 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,847	$—	$1,774
Interest cost	384	3,600	2,071	3,613
Expected return on plan assets	—	(606)	(1,647)	(998)
Amortization of prior service cost and actuarial loss	105	6	627	159
Pension settlement charge	—	—	44,571	—
Net periodic benefit cost	$489	$4,847	$45,622	$4,548

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$5	$72	$6	$45
Interest cost	144	189	142	192
Amortization of prior service credit and actuarial (gain) loss	(644)	3	(730)	3
Net periodic benefit (income) cost	$(495)	$264	$(582)	$240

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$15	$213	$18	$134
Interest cost	432	558	426	577
Amortization of prior service credit and actuarial (gain) loss	(1,932)	9	(2,190)	10
Net periodic benefit (income) cost	$(1,485)	$780	$(1,746)	$721
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other (expense) income, net, in the condensed consolidated statements of operations for all periods presented.
The decrease in net periodic benefit cost for the U.S. defined benefit plan for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily due to the April 2024 termination of the U.S. Pension Plan. As previously disclosed in the Company’s 2024 Annual Report, the Company further de-risked its retirement-related plans by transferring approximately $137,000 of pension benefit obligations and related plan assets to an insurance company. As a result of this transaction, the Company recognized a one-time, non-cash pension settlement charge of $44,571 ($45,974 net of tax) during the nine months ended September 30, 2024. This charge primarily reflects the accelerated recognition of accumulated actuarial losses previously recorded in AOCI in the condensed consolidated balance sheets.
10. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign currency losses	$(1,570)	$(4,554)	$(3,909)	$(10,220)
Components of net periodic cost other than service cost	(896)	(692)	(2,556)	(2,648)
Factoring costs	(472)	(696)	(1,729)	(2,116)
Miscellaneous income (a)	81	91	10,554	355
Other (expense) income, net	$(2,857)	$(5,851)	$2,360	$(14,629)
(a)    Miscellaneous income includes $10,280 related to certain royalty settlements during the nine months ended September 30, 2025. The royalties were earned in connection with intellectual property licensed to the buyer of a previously divested business.
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
Income tax expense, (loss) income before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense	$3,864	$2,861	$14,648	$15,072
(Loss) income before income taxes	(3,757)	(8,032)	7,156	(103,312)
Effective tax rate	(103)%	(36)%	205%	(15)%
The effective tax rate for the three and nine months ended September 30, 2025 varied from the effective tax rate for the three and nine months ended September 30, 2024 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
The income tax rate for the three and nine months ended September 30, 2025 and 2024 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company, or one of its subsidiaries, files income tax returns in the United States and other foreign jurisdictions. During the examination of the Company’s 2015-2018 U.S. federal income tax filings, the Internal Revenue Service (“IRS”) asserted that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. As a result of this assertion, the IRS issued a Notice of Proposed Adjustment. The Company believes the proposed adjustment is without merit and is in the process of contesting the matter. Currently, the protest with the IRS for the 2015-2018 tax years is with the IRS’s administrative appeals office (“IRS Appeals”). The Company does not anticipate reaching a resolution with IRS Appeals, but does plan to continue to challenge these proposed adjustments in the future through litigation, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three and nine months ended September 30, 2025. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through September 30, 2025 is less than $10,000.
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, enacted legislation in 2024, with widespread implementation of a global minimum tax expected in 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025. As further legislation becomes effective in countries in which the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
Company does business, the Company’s provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with some provisions taking effect in 2025 and others being implemented through 2027. The Company has assessed the impact of the legislation and determined that the OBBBA will not materially affect our 2025 consolidated financial statements. Based on current guidance, we also do not anticipate a material impact on our consolidated financial statements for fiscal year 2026.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(7,644)	$(11,057)	$(7,493)	$(118,960)

Basic weighted average shares of common stock outstanding	17,925,510	17,612,001	17,840,926	17,546,292
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	17,925,510	17,612,001	17,840,926	17,546,292

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(0.43)	$(0.63)	$(0.42)	$(6.78)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(0.43)	$(0.63)	$(0.42)	$(6.78)
Securities excluded from the calculation of diluted net loss per share were approximately 739,000 and 264,000 for the three months ended September 30, 2025 and September 30, 2024, respectively, and 435,000 and 239,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
Foreign currency translation adjustment
Balance at beginning of period	$(162,452)		$(172,627)		$(182,099)		$(157,656)
Other comprehensive income (loss) before reclassifications	1,954	(1)	11,057	(1)	21,601	(1)	(3,914)	(1)
Balance at end of period	$(160,498)		$(161,570)		$(160,498)		$(161,570)
Benefit plan liabilities
Balance at beginning of period	$11,252		$7,083		$12,839		$(44,149)
Other comprehensive income (loss) before reclassifications (net of tax expense of $84, $100, $316, and $145, respectively)	(13)		(319)		(383)		3,923
Amounts reclassified from accumulated other comprehensive income (loss)	(610)	(2)	(633)	(3)	(1,827)	(4)	46,357	(5)
Balance at end of period	$10,629		$6,131		$10,629		$6,131
Fair value change of derivatives
Balance at beginning of period	$4,416		$(2,732)		$(4,172)		$140
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $667, $(7), $864, and $(1), respectively)	2,020		(4,033)		11,100		(5,737)
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $761, no tax expense, $886, and no tax expense, respectively)	(2,045)		1,932		(2,537)		764
Balance at end of period	$4,391		$(4,833)		$4,391		$(4,833)
Accumulated other comprehensive loss, ending balance	$(145,478)		$(160,272)		$(145,478)		$(160,272)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(4,644) and $7,455 for the three months ended September 30, 2025 and 2024, respectively, and $(16,545) and $(8,329) for the nine months ended September 30, 2025 and 2024, respectively.
(2)Includes the effect of the amortization of actuarial gains of $610 and amortization of prior service cost of $4, net of tax of $(4).
(3)Includes the effect of the amortization of actuarial gains of $637 and amortization of prior service cost of $4, net of no tax expense.
(4)Includes the effect of the amortization of actuarial gains of $1,826 and amortization of prior service cost of 11, net of tax of $(12).
(5)Includes the effect of the amortization of actuarial gains of $1,401 and amortization of prior service cost of $11, net of tax of $1,405 and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” for additional information.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2025, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the nine months ended September 30, 2025 or 2024.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, the Company conducts and monitors environmental investigations and remedial actions at certain locations. As of September 30, 2025 and December 31, 2024, the Company had approximately $8,812 and $9,535, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available. While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
16. Segment Reporting
The Company’s business is organized in two reportable segments: Sealing Systems and Fluid Handling Systems. These reportable segments represent the operating segments that are evaluated by management, including the Chief Operating Decision Maker, to assess performance and allocate resources. Both segments meet the quantitative thresholds for separate disclosure under ASC 820. All other business activities are reported in Corporate, eliminations and other.
The Company uses segment adjusted EBITDA as the measure of earnings to evaluate segment performance and determine resource allocation. The results of each segment include certain allocations for general, administrative and other shared costs. Segment adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$359,694	$329,292		$364,125	$319,781
Intersegment sales	10,916	726		10,760	6,042
Total reportable segment sales	$348,778	$328,566	$677,344	$353,365	$313,739	$667,104

Reconciliation of segment sales
Corporate, eliminations and other (a)			18,158			18,249
Total consolidated sales			$695,502			$685,353

Cost of products sold (b)	$305,476	$287,460		$313,491	$279,160
Other segment items (c)	12,449	12,077		9,970	11,490
Total reportable segment adjusted EBITDA	$30,853	$29,029	$59,882	$29,904	$23,089	$52,993

Corporate, eliminations and other			(6,630)			(6,848)
Restructuring charges	2,678	735	3,535	1,087	(27)	1,516
Depreciation and amortization	12,296	10,149	24,883	12,922	10,077	25,916
Pension settlement credit			—			(2,216)
Interest expense, net of interest income			28,614			29,125
Income tax expense			3,864			2,861
Total consolidated net loss			$(7,644)			$(11,057)
(a)    Includes revenue from the Industrial and Specialty Group business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.
(b)    Includes depreciation consistent with the Company's condensed consolidated statements of operations. Depreciation is subsequently excluded from segment adjusted EBITDA through the "Other segment items" row to align with management's performance measure.
(c)    Other segment items represent income and expenses that are included in the segment Adjusted EBITDA measure, such as selling, administration and engineering expenses and foreign currency gains and losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except per share and share amounts)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$1,089,923	$957,268		$1,104,145	$958,234
Intersegment sales	32,466	2,274		34,555	16,238
Total reportable segment sales	$1,057,457	$954,994	$2,012,451	$1,069,590	$941,996	$2,011,586

Reconciliation of segment sales
Corporate, eliminations and other (a)			56,093			58,554
Total consolidated sales			$2,068,544			$2,070,140

Cost of products sold (b)	$917,768	$843,595		$947,947	$852,567
Other segment items (c)	36,179	34,391		35,333	39,076
Total reportable segment adjusted EBITDA	$103,510	$77,008	$180,518	$86,310	$50,353	$136,663

Corporate, eliminations and other			(5,786)			(10,257)
Restructuring charges	6,934	1,268	8,498	12,261	2,798	20,430
Depreciation and amortization	36,717	29,140	73,232	39,450	29,555	78,252
Gain on sale of businesses, net			(98)			—
Pension settlement charge			—			44,571
Interest expense, net of interest income			85,945			87,041
Income tax expense			14,648			15,072
Total consolidated net loss			$(7,493)			$(118,960)
(a)    Includes revenue from the Industrial and Specialty Group business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.
(b)    Includes depreciation consistent with the Company's condensed consolidated statements of operations. Depreciation is subsequently excluded from segment adjusted EBITDA through the "Other segment items" row to align with management's performance measure.
(c)    Other segment items represent income and expenses that are included in the segment Adjusted EBITDA measure, such as selling, administration and engineering expenses and foreign currency gains and losses.
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures
Sealing Systems	$7,980	$5,575	$21,624	$20,496
Fluid Handling Systems	3,869	5,069	15,026	16,732
Total for reportable segments	$11,849	$10,644	$36,650	$37,228
Corporate, eliminations and other	(658)	293	(144)	1,786
Consolidated	$11,191	$10,937	$36,506	$39,014

	September 30, 2025	December 31, 2024
Segment assets
Sealing Systems	$857,447	$817,581
Fluid Handling Systems	743,734	667,920
Total for reportable segments	$1,601,181	$1,485,501
Corporate, eliminations and other	260,441	247,564
Consolidated	$1,861,622	$1,733,065

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to unpredictable economic conditions that can adversely impact new vehicle demand and production. Disruptions in the supply chains for certain critical materials and components can further exacerbate these challenges. Business conditions can fluctuate significantly across different periods and regions. In 2024, light vehicle production experienced a modest slowdown, primarily due to rising inventory levels, relatively high interest rates, concerns about vehicle affordability, and ongoing geopolitical tensions around the world. In the first nine months of 2025, global light vehicle production increased by approximately 3% compared to the same period in 2024. However, given certain supply chain disruptions and other headwinds anticipated in the fourth quarter of 2025, we expect global production for the full year 2025 will moderate to an increase of approximately 2% compared to full year 2024. While production is expected to decline in North America and Europe, these decreases will be more than offset by increases in China, South America and South Asia. Additionally, ongoing changes in U.S. trade policy, including the implementation of significant tariffs on imported goods, along with a recent fire at a production facility for a major automotive aluminum supplier, are contributing to economic risks and uncertainty. These factors may pose further short-term challenges for the global automotive industry.
In North America, consumer confidence in the United States remains subdued, with certain indices reaching their lowest levels in over a decade. Uncertainty surrounding U.S. trade policy, particularly the implementation of significant tariffs on imported goods, has created instability in both capital and consumer markets. Persistently high interest rates, elevated prices for consumer goods, growing consumer debt, and a weak labor market are negatively affecting overall economic activity. Economists at the International Monetary Fund (IMF) project that the economies of the United States, Canada and Mexico will grow by 2.0 percent, 1.2 percent and 1.0 percent, respectively, in 2025.
In Europe, rising real wages, increased employment, lower inflation (including reduced energy costs), and declining interest rates are driving stronger household consumption. Additionally, fiscal stimulus measures, particularly in Germany, along with increased investments in infrastructure and defense are contributing to overall economic growth. However, there is still uncertainty about how recent trade agreements with the United States will be implemented and their potential impact. Amid this uncertain environment, economists at the IMF project that the Eurozone economy will grow by 1.2 percent in 2025.
In the Asia Pacific region, China’s economy has shown steady growth, supported by stimulus measures and an increase in exports ahead of anticipated new tariffs. However, weak domestic consumer demand, persistent declines in property values and increasing public debt are obscuring the prospects for future growth. Additionally, ongoing uncertainties in trade relations with the United States have contributed to a slowdown in private industrial investment. Despite these challenges, economists at the IMF project the Chinese economy will grow by 4.8 percent in 2025.

In South America, the Brazilian central bank has maintained policy interest rates at restrictive levels to combat persistent inflation resulting from a tight labor market, wage growth and weakening of the Real. These high interest rates, along with decreased fiscal stimulus, political tensions leading up to the 2026 presidential election, and worsening trade relations with the United States, have negatively affected consumer confidence and economic demand in Brazil. In light of this mixed economic situation, economists at the IMF project that Brazil's economic growth rate will slow modestly to 2.4 percent in 2025.
Production Levels
Our business is directly affected by the automotive vehicle production rates in North America, Europe, the Asia Pacific region and South America. These production rates can be impacted by changing macro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions, supply chain disruptions and changing regulatory and trade requirements, among other factors.
Light vehicle production by region for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions of units)	2025(1)	2024(1)	% Change	2025(1)	2024(1)	% Change
North America	3.9	3.8	4.7%	11.7	11.8	(1.4)%
Europe	3.8	3.7	1.2%	12.6	12.8	(1.7)%
Asia Pacific	13.4	12.6	6.2%	39.4	36.6	7.7%
Greater China	8.0	7.3	9.7%	23.0	20.6	11.7%
South America	0.8	0.9	(2.1)%	2.3	2.2	4.2%
(1)Production data based on S&P Global, October 2025.
Current industry forecasts indicate global light vehicle production in the full year 2025 will increase by approximately 2% compared to full year 2024, driven by increases in China, South America and South Asia, partially offset by declines in North America and Europe. Looking further ahead, global production is expected to remain relatively flat to slightly down in 2026, followed by modest growth of 2-3% in 2027. However, actual production volumes have varied and may fluctuate from forecasted levels due to numerous factors including, but not limited to, catastrophic events impacting aluminum supply and other supply chain disruptions, labor disruptions in select regions or locations, cyberattack and natural disasters impacting customer operations, consumer demand, the regulatory environment, available incentives and industry competitiveness. The electric vehicle segment has faced significant challenges in achieving previously forecasted production volumes, particularly in North America.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Although global commodity markets and pricing largely stabilized in 2024 and have remained stable through the first nine months of 2025, we continually work with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
General Inflation and Recovery Strategy
In response to inflationary cost pressures that we continue to experience, we have implemented aggressive lean and cost optimization initiatives that are helping to offset these cost pressures. In addition, we continue to actively pursue pricing adjustments from our customers to offset higher costs in our current business, where the higher costs are market driven and beyond our immediate control.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Sales	$695,502	$685,353	$10,149	$2,068,544	$2,070,140	$(1,596)
Cost of products sold	608,361	609,041	(680)	1,811,174	1,849,245	(38,071)
Gross profit	87,141	76,312	10,829	257,370	220,895	36,475
Selling, administration & engineering expenses	55,396	49,698	5,698	157,797	157,472	325
Amortization of intangibles	1,746	1,628	118	5,068	4,894	174
Restructuring charges	3,535	1,516	2,019	8,498	20,430	(11,932)
Operating income	26,464	23,470	2,994	86,007	38,099	47,908
Interest expense, net of interest income	(28,614)	(29,125)	511	(85,945)	(87,041)	1,096
Equity in earnings of affiliates	1,250	1,258	(8)	4,734	4,830	(96)
Pension settlement credit (charge)	—	2,216	(2,216)	—	(44,571)	44,571
Other (expense) income, net	(2,857)	(5,851)	2,994	2,360	(14,629)	16,989
(Loss) income before income taxes	(3,757)	(8,032)	4,275	7,156	(103,312)	110,468
Income tax expense	3,864	2,861	1,003	14,648	15,072	(424)
Net loss	(7,621)	(10,893)	3,272	(7,492)	(118,384)	110,892
Net income attributable to noncontrolling interests	(23)	(164)	141	(1)	(576)	575
Net loss attributable to Cooper-Standard Holdings Inc.	$(7,644)	$(11,057)	$3,413	$(7,493)	$(118,960)	$111,467

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Sales

	Three Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Total sales	$695,502	$685,353	$10,149	$2,439	$7,710
* Net of customer price adjustments, including recoveries.
Sales for the three months ended September 30, 2025 increased 1.5% compared to the three months ended September 30, 2024. The increase in sales was driven by favorable foreign exchange and volume and mix, net of customer price adjustments including recoveries.
Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(Dollar amounts in thousands)
Cost of products sold	$608,361	$609,041	$(680)	$7,772	$6,524	$(14,977)
Gross profit	87,141	76,312	10,829	(5,334)	1,186	14,977
Gross profit percentage of sales	12.5%	11.1%
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.

Cost of products sold is primarily comprised of direct materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Among these, direct materials represent the largest component, accounting for approximately 52% and 51% of total cost of products sold for the three months ended September 30, 2025 and September 30, 2024, respectively. The change in cost of products sold was impacted by manufacturing and purchasing savings through lean initiatives, and savings from prior year restructuring initiatives, offset by increased costs from volume and mix, net of recoveries, higher inflation of labor and overhead, and unfavorable foreign exchange.
Gross profit for the three months ended September 30, 2025 increased $10.8 million compared to the three months ended September 30, 2024. The change was driven by manufacturing and purchasing savings through lean initiatives, savings from prior year restructuring initiatives and favorable foreign exchange, partially offset by unfavorable volume and mix, net of recoveries, and higher inflation of labor and overhead.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended September 30, 2025 were $55.4 million, or 8.0% of sales, compared to $49.7 million, or 7.3% of sales, for the three months ended September 30, 2024. The increase, in both dollar terms and as a percentage of sales, was primarily due to higher stock-based compensation driven by stock price appreciation during the quarter, which resulted in approximately $4.0 million of additional expense.
Restructuring Charges. Restructuring charges for the three months ended September 30, 2025 increased $2.0 million compared to the three months ended September 30, 2024. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs in our Sealing Systems segment.
Pension Settlement Credit. A one-time pension settlement credit of $2.2 million was recorded in the three months ended September 30, 2024, reflecting a refund of plan assets received from the insurance company administering the group annuity contract related to the 2024 termination of the U.S. pension plan. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Expense, Net. Other expense, net, for the three months ended September 30, 2025 decreased $3.0 million compared to the three months ended September 30, 2024. The decrease was primarily driven by lower foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended September 30, 2025 was $3.9 million on losses before income taxes of $3.8 million compared to an income tax expense of $2.9 million on losses before income taxes of $8.0 million for the three months ended September 30, 2024. The effective tax rate for the three months ended September 30, 2025 differed from the effective tax rate for the three months ended September 30, 2024 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Sales

	Nine Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$2,068,544	$2,070,140	$(1,596)	$1,546	$(3,142)
* Net of customer price adjustments, including recoveries.

Sales for the nine months ended September 30, 2025 decreased 0.1%, compared to the nine months ended September 30, 2024. The decrease in sales was driven by unfavorable foreign exchange, partially offset by favorable volume and mix, net of customer price adjustments including recoveries.

	Nine Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,811,174	$1,849,245	$(38,071)	$22,815	$(6,463)	$(54,424)
Gross profit	257,370	220,895	36,475	(21,270)	3,321	54,424
Gross profit percentage of sales	12.4%	10.7%
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
The change in cost of products sold was impacted by manufacturing and purchasing savings through lean initiatives, favorable foreign exchange and savings from prior year restructuring initiatives, partially offset by increased costs from volume and mix, net of recoveries, and higher inflation of labor and overhead. The Company’s direct material content represented approximately 53% and 51% of total cost of products sold for the nine months ended September 30, 2025 and 2024, respectively.
Gross profit for the nine months ended September 30, 2025 increased $36.5 million compared to the nine months ended September 30, 2024. The change was driven by manufacturing and purchasing savings through lean initiatives, savings from prior year restructuring initiatives and favorable foreign exchange, partially offset by unfavorable volume and mix, net of recoveries, and higher inflation of labor and overhead.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the nine months ended September 30, 2025 were $157.8 million, or 7.6% of sales, compared to $157.5 million, or 7.6% of sales for the nine months ended September 30, 2024. Savings realized from restructuring actions and spending reductions initiated in 2024 were largely offset by higher stock-based compensation recorded in the third quarter of 2025, driven by stock price appreciation.
Restructuring Charges. Restructuring charges for the nine months ended September 30, 2025 decreased $11.9 million compared to the nine months ended September 30, 2024. The decrease was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024, resulting in higher restructuring-related expenses recognized in the prior period. See Note 4. “Restructuring” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Pension Settlement Charge. A one-time, non-cash pension settlement charge of $44.6 million was incurred in the nine months ended September 30, 2024 related to the 2024 termination of the U.S. pension plan. See Note 9. “Pensions and Postretirement Benefits Other Than Pensions” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report for additional information.
Other Income, Net. Other income, net for the nine months ended September 30, 2025 increased $17.0 million compared to the nine months ended September 30, 2024. The increase was primarily driven by $10.3 million of income recognized in connection with certain royalty settlements and lower foreign currency losses.
Income Tax Expense. Income tax expense for the nine months ended September 30, 2025 was $14.6 million on earnings before income taxes of $7.2 million compared to income tax expense of $15.1 million on losses before income taxes of $103.3 million for the nine months ended September 30, 2024. The effective tax rate for the nine months ended September 30, 2025 differed from the effective tax rate for the nine months ended September 30, 2024 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.

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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Sales

	Three Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing Systems	$348,778	$353,365	$(4,587)	$(10,665)	$6,078
Fluid Handling Systems	328,566	313,739	14,827	13,195	1,632
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes, unfavorable product mix and reduced customer recoveries. The foreign currency exchange variance was driven by a $6.1 million favorable impact of the Euro.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by higher customer volumes, favorable product mix and improved customer recoveries. The foreign currency exchange variance was driven by a $1.8 million favorable impact of the Euro, partially offset by a $0.2 million unfavorable impact of all other currencies.
Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$30,853	$29,904	$949	$(8,828)	$(681)	$10,458
Fluid Handling Systems	29,029	23,089	5,940	4,154	3,583	(1,797)
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes, unfavorable product mix, and reduced customer recoveries. The cost decreases were driven by $12.7 million of manufacturing and purchasing savings through lean initiatives. These savings were partially offset by $2.2 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by higher customer volumes, favorable product mix, and improved customer recoveries. The foreign currency exchange variance was primarily driven by a $2.8 million favorable impact of the Mexican Peso. The cost increases were driven by $6.0 million of unfavorable inflation in labor and other operational costs. These costs were partially offset by $4.2 million of manufacturing and purchasing savings through lean initiatives.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Sales

	Nine Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing Systems	$1,057,457	$1,069,590	$(12,133)	$(11,141)	$(992)
Fluid Handling Systems	954,994	941,996	12,998	15,148	(2,150)
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes, unfavorable product mix and reduced customer recoveries. The foreign currency exchange variance was driven by a $8.7 million favorable impact of the Euro, which was more than offset by a $5.3 million unfavorable impact of the Brazilian Real, a $3.1 million unfavorable impact of the Canadian Dollar, and a $1.3 million unfavorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by higher customer volumes, favorable product mix and improved customer recoveries. The foreign currency exchange variance was driven by a $2.5 million unfavorable impact of the Korean Won and a $1.9 million unfavorable impact of the Brazilian Real, partially offset by a $2.2 million favorable impact of all other currencies.
Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2025	2024	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$103,510	$86,310	$17,200	$(16,937)	$(2,888)	$37,025
Fluid Handling Systems	77,008	50,353	26,655	(2,698)	17,598	11,755
* Net of customer price adjustments, including recoveries.
** Net of savings from 2024 restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes, unfavorable product mix, and reduced customer recoveries. The foreign currency exchange variance was primarily driven by a $4.0 million unfavorable impact of the Canadian Dollar. The cost decreases were driven by $37.4 million of manufacturing and purchasing savings through lean initiatives and $9.4 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $9.8 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable product mix. The foreign currency exchange variance was primarily driven by a $16.3 million favorable impact of the Mexican Peso. The cost decreases were driven by $20.1 million of manufacturing and purchasing savings through lean initiatives. These savings were partially offset by $8.3 million of unfavorable inflation in labor and other operational costs.
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
Cash Flows
Operating Activities. Net cash provided by operations was $8.2 million for the nine months ended September 30, 2025, compared to net cash provided by operations of $1.6 million for the nine months ended September 30, 2024. The net change was primarily due to higher net cash earnings year-over-year, partially offset by changes in working capital and an increase in cash interest payments by $12.4 million year-over-year. Working capital was negatively impacted primarily by a larger increase in receivables, reflecting timing of collections from customers during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Investing Activities. Net cash used in investing activities was $33.9 million for the nine months ended September 30, 2025, compared to net cash used in investing activities of $38.7 million for the nine months ended September 30, 2024. The net change was primarily due to proceeds of $2.6 million related to the 2024 divestiture of our non-core Canadian tooling business received during the nine months ended September 30, 2025, as well as lower capital expenditures. Capital expenditures were $36.5 million for the nine months ended September 30, 2025 compared to $39.0 million for the nine months ended September 30, 2024. We expect to maintain disciplined capital spending and anticipate total capital expenditures of approximately $45 to $55 million in 2025.
Financing Activities. Net cash used in financing activities totaled $3.8 million for the nine months ended September 30, 2025, compared to net cash used in financing activities of $6.8 million for the nine months ended September 30, 2024. The net change was primarily due to a net decrease in principal payments on outstanding debt by $2.2 million year-over-year and a net decrease in debt issuance costs by $1.9 million year-over-year. The prior year debt issuance costs were paid in connection with Amendment No. 4 to the Company’s ABL Facility, which was executed in May 2024. These changes were partially offset by a net increase in tax withholding amounts related to employees’ share-based payment awards by $1.1 million year-over-year.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of September 30, 2025, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the nine months ended September 30, 2025 or 2024.
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

In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) an unrestricted subsidiary under the terms of certain of its debt agreements. Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline incurred a net loss of $0.4 million and $1.4 million during the three and nine months ended September 30, 2025, respectively, compared to a net loss of $1.3 million and $1.7 million during the three and nine months ended September 30, 2024, respectively. As of September 30, 2025, Liveline had approximately $1.1 million of gross assets. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.
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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(7,644)	$(11,057)	$(7,493)	$(118,960)
Income tax expense	3,864	2,861	14,648	15,072
Interest expense, net of interest income	28,614	29,125	85,945	87,041
Depreciation and amortization	24,883	25,916	73,232	78,252
EBITDA	$49,717	$46,845	$166,332	$61,405
Restructuring charges	3,535	1,516	8,498	20,430
Gain on sale of businesses, net (1)	—	—	(98)	—
Pension settlement (credit) charge (2)	—	(2,216)	—	44,571
Adjusted EBITDA	$53,252	$46,145	$174,732	$126,406
(1)Gain on sale of businesses related to divestiture in 2024.
(2)Pension credit and one-time, non-cash settlement charge and administrative fees incurred related to the termination of our U.S. Pension Plan in 2024.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2025.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts and disruptions related to the wars in Ukraine and the Middle East; the effects of the current U.S. government shutdown and its impact on our customers; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; work stoppages or other labor disruptions with our employees or our customers’ employees; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruptions in our supply base or our customers’ supply base; competitive threats and commercial risks associated with our diversification strategy; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; significant costs related to manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; the potential impact of any future public health events on our financial condition and results of operations; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors reported or new risk factors identified since the filing of our 2024 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2025, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2025 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2025 through July 31, 2025	—	$—	—	$98.7
August 1, 2025 through August 31, 2025	1,036	24.73	—	98.7
September 1, 2025 through September 30, 2025	2,987	39.05	—	98.7
Total	4,023		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards and the exercise of stock option awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description of Exhibit

4.1
First Amendment to Section 382 Rights Agreement, dated as of September 12, 2025, by and between Cooper-Standard Holdings Inc. and Broadridge Corporate Issuer Solutions, LLC (as successor-in-interest to Broadridge Corporate Issuer Solutions, Inc.) (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 12, 2025).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCS***	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

October 31, 2025	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)