Form 10-K
period 2025-12-31
Cooper-Standard Holdings Inc.
filed 2026-02-13
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates as of June 30, 2025 was $363,042,894.
The number of the registrant’s shares of common stock, $0.001 par value per share, outstanding as of February 6, 2026 was 17,637,009 shares.
Documents Incorporated by Reference
Certain portions, as expressly described in this report, of the Registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.        Business
Cooper-Standard Holdings Inc. (together with its consolidated subsidiaries, the “Company,” “Cooper Standard,” “we,” “our” or “us”) is a leading manufacturer of sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). Our products are primarily designed for passenger vehicles and light trucks that are manufactured by global automotive original equipment manufacturers (“OEMs”) and replacement markets. Nearly all of our activities are conducted through our subsidiaries.
Cooper Standard is listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “CPS.” The Company has approximately 22,000 employees, including 4,000 contingent workers, across 108 facilities in 20 countries. We believe we are the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products we manufacture, and the third largest global producer of the types of fluid transfer systems we manufacture. We design and manufacture our products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. We operate in 65 manufacturing locations and 43 design, engineering, administrative and logistics locations.
Approximately 86% of our sales in 2025 were to OEMs. Our largest customers are Ford Motor Company (“Ford”), General Motors Company (“GM”), Stellantis, Volkswagen Group, Mercedes-Benz, and Renault-Nissan. Our other customers include BMW, Jaguar/Land Rover, Toyota, Hyundai, Honda, and Rivian, among others. Our OEM customers in China include BYD, Geely, and Chery, among others. The remaining 14% of our 2025 sales were primarily to Tier I and Tier II automotive suppliers, non-automotive customers, and replacement market distributors. The Company’s products are featured on more than 430 nameplates globally.
Our organizational structure primarily consists of global product-line focused business segments. For the periods presented herein, our business was organized in two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. On an ongoing basis, we undertake restructuring, expansion and cost reduction initiatives to improve competitiveness.
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
Our Industrial and Specialty Group (“ISG”) business is a dedicated team that leverages Cooper Standard’s decades of engineering and manufacturing expertise to deliver OEM-quality solutions across diverse transportation and industrial markets. We furthered the expansion of our ISG business through the acquisition of Lauren Manufacturing and Lauren Plastics in 2018.
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

Operational and Strategic Initiatives
As part of Cooper Standard’s world-class operations, the Company leverages its CSOS (Cooper Standard Operating System) to drive growth and maintain global consistency across engineering design, program management, manufacturing process, purchasing and IT systems. Standardization across all regions is particularly crucial to supporting customers’ global platforms that require the same design, quality and delivery standards worldwide. Cooper Standard is also implementing digital technologies across manufacturing, from core enterprise systems to advanced analytics and artificial intelligence (“A.I.”). Our strategy leverages enterprise resource planning (“ERP”) standardization, A.I.-assisted manufacturing, and smart factory principles to create a highly data-driven, automated, and efficient production environment. Through these initiatives, the Company has successfully utilized CSOS to achieve an average annual savings of approximately $40 million each of the past five years by enhancing operational efficiency.
We also utilize A.I. systems for automated process control in polymer extrusion and other continuous manufacturing processes to help reduce process variation, improve product quality, and enhance operational efficiency. To support the deployment of these technologies and evaluate potential commercial applications, the Company formed Liveline Technologies Inc. as a wholly-owned subsidiary.
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
Cooper Standard continues to advance its diversification strategy through its ISG business, which is charged with accelerating and maximizing expertise in the Company’s core product types for applications in the industrial and specialty markets. The Company also drives growth and diversification through its applied materials science offerings, which include the Fortrex™ chemistry platform that provides performance advantages while also significantly reducing carbon footprint.
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
Cooper Standard uses its i3 Innovation Process (Imagine, Initiate and Innovate) as a key mechanism to capture novel ideas while promoting a culture of innovation. Our global product line teams and Global Technology Council carefully evaluate these ideas, selecting the most promising ones for accelerated development. We are continuously cultivating innovative technologies based on materials expertise, process know-how, and application vision, which may drive future product direction. We have developed several significant technologies, especially related to advanced materials, processing and weight reduction. These include: FlexiCore®, a thermoplastic body seal that replaces traditional metal carriers in vehicle on-body seals with a more eco-friendly, lightweight plastic; FlushSeal™, an advanced integrated solution for frame-under-glass static sealing systems offering better appearance, improved aerodynamics, quieter ride and reduced weight; TPE body seal, a next generation body seal that replaces traditionally less sustainable EPDM and metal with recyclable thermoplastic materials which save significant component weight; eCoFlow™ switch pump, a solution that offers features of both an electric water pump and electronically driven valve in a single integrated coolant control module; plastic coolant hub, a solution that combines many fluid handling components and a uniquely integrated pressure balancing feature into a sophisticated centralized compact plastic manifold; MagAlloy® brake tube coating, a processing technology for brake lines that increases long-term durability through superior corrosion resistance; and Easy-Lock® quick connect, a small package coolant and fuel vapor quick connect. Given the trajectory and anticipated future growth of electric vehicles, Cooper Standard has developed innovations to provide lightweight plastic tubing with our PlastiCool® 2000, smooth and convoluted mid-temperature multilayer tubing, and our next-generation Ergo-Lock® and Ergo-Lock® + VDA quick connectors for glycol thermal management needs.
Cooper Standard is strategically integrating digital tools and advanced analysis to help deliver the best solutions. We offer advanced computer-aided engineering and digital simulations for engineered solutions. In addition, our team of experts has developed digital tools that enable them to conduct prototype testing without the need for physical samples, resulting in sustainability benefits. We can provide up to 100% virtual testing of the products we produce.

We incorporate A.I. technologies across several aspects of our business where they provide measurable operational benefits. These include proprietary A.I.-based tools such as Formulink, which supports the development of polymer compounds, and virtual validation models that assist in evaluating product performance and reducing physical testing requirements.
In addition, the Company applies automation and A.I. to internal productivity and decision‑support activities across various functions, including engineering, finance, manufacturing, purchasing, cybersecurity, and information technology operations. These agentic A.I. systems operate within the Company’s established governance and security frameworks for responsible A.I. use.
Our innovations are receiving industry recognition. Our FlexiCore® Thermoplastic Body Seal received the SAA Innovations in Lightweighting Award in 2024 and was named a 2025 Automotive News PACE Pilot finalist. Cooper Standard earned an Environment + Energy Leader Award in 2022 for our Fortrex® chemistry platform, in addition to being named a General Motors Overdrive Award winner in the ‘Sustainability’ category in 2021, a 2018 Automotive News PACE Award winner, and a 2018, 2019, and 2023 Society of Plastics Engineers Innovation Award finalist. Cooper Standard’s A.I.-enhanced development cycle for polymer compound development was named a finalist for the 2019 Automotive News PACE Awards.
In 2025, our quick connector with integrated temperature sensor was recognized as a 2025 Society of Plastics Engineers (SPE) Automotive Innovation Award finalist. In 2024, our Plastic Coolant Hub Technology was selected as a 2024 Automotive Innovation Award winner in the Powertrain category and our eCoFlow™ Switch Pump was named as a 2025 Automotive News PACE Pilot Award winner. Cooper Standard’s fluid handling products were also selected as the Society of Plastics Engineers 2022 Automotive Innovation Award winner in the Material category for our innovative battery electric vehicle thermoplastic thermal management solution utilizing PlastiCool® 2000 multilayer tube and Ergo-Lock® connectors.
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

Customers
We are a leading supplier to numerous OEMs and are increasing our presence with major OEMs throughout the world. The following charts show the percentage of sales to our top customers for the years ended December 31, 2025, 2024 and 2023:
Our other customers include OEMs such as BMW, Jaguar/Land Rover, Toyota, Hyundai, Honda, and Rivian, among others. Our OEM customers in China include BYD, Geely, and Chery, among others. Our business with any given customer is typically split among several contracts for different parts on a number of platforms.
Products
Our product lines include sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems). These products are produced and supplied globally to a broad range of customers in multiple markets.
In addition to these product lines, we also sell our core products into other adjacent markets. The percentage of sales by product line and other markets for the years ended December 31, 2025, 2024 and 2023 are as follows:

Product Lines					Market Position
SEALING SYSTEMS	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.				Global leader
Products:
	–	Fortrex® materials platform	–	FlexiCore® Thermoplastic Body Seal
	–	Dynamic seals	–	FlushSeal™ sealing systems
	–	Static seals	–	Variable extrusion
	–	Encapsulated glass	–	Specialty sealing products
	–	Tex-A-Fib® (Textured Surface with Cloth Appearance)	–	Decorative trims
	–	Obstacle Detection Sensor system	–	Frameless Systems
FLUID HANDLING SYSTEMS	Fuel and Brake Delivery Systems: Sense, deliver and control fluid and fluid vapors for fuel and brake systems.				Top 2 globally
Products:
	–	Chassis & tank fuel lines & bundles (fuel lines, vapor lines & bundles)	–	Direct injection & port fuel rails (fuel rails & fuel charging assemblies)
	–	Metallic brake lines and bundles	–	MagAlloy® brake tube coating
	–	Quick connectors	–	ArmorTube™ brake tube coating
	–	Low oligomer multi-layer convoluted tube	–	Series 300 and S300LT (low temperature) quick connects
	–	Brake jounce lines	–	Gen III Posi-Lock® quick connects

	Fluid Transfer Systems: Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain and HVAC operation.				Top 3 globally
Products:
	–	eCoFlow™ switch pump	–	Secondary air hoses
	–	Heater/coolant hoses	–	Brake and clutch hoses
	–	Quick connects (SAE and VDA)	–	Easy-Lock® quick connect
	–	Diesel particulate filter (DPF) lines	–	Ergo-Lock® VDA quick connect
	–	Charge air cooler ducts/assemblies	–	Ergo-Lock® + VDA quick connect
	–	Charged air cooling (air intake and discharge)	–	PlastiCool® 2000 multi-layer tubing for glycol thermal management
	–	Transmission oil cooling hoses	–	Plastic coolant hub
	–	Multilayer tubing for glycol thermal management	–	TC3000 transmission oil cooling plastic tubing
	–	PlastiCool® 5000 high temperature MLT

Competition
We believe that the principal competitive factors in our industry are quality, price, service, launch performance, design and engineering capabilities, innovation, timely delivery, financial stability, global footprint and sustainability. We believe that our capabilities in these core competencies are integral to our position as a market leader in each of our product lines. Our sealing systems products compete with Toyoda Gosei, Henniges, Hutchinson, Standard Profil, HSR&A, SaarGummi and JianXin, among others. Our fluid handling systems products compete with TI Automotive, Akwel, Hutchinson, Chinaust, Sulian, Sanoh, SFC, Teklas, Tristone, and HSR&A, among others.
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
The following table shows our significant unconsolidated joint ventures as of December 31, 2025:

Country	Name	Products	Ownership Percentage
Thailand	Nishikawa Tachaplalert Cooper Ltd.	Sealing systems	20%
India	Polyrub Cooper Standard FTS Private Ltd.	Fluid transfer systems	35%
United States	Nishikawa Cooper LLC	Sealing systems	40%
China	Yantai Leading Solutions Auto Parts Co., Ltd.	Fuel and brake delivery systems	50%
China	Cooper Standard Sealing (Guangzhou) Co. Ltd.	Sealing and fluid transfer systems	51%
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

Year	Amount	Percentage of Sales
(Dollar amounts in millions)
2025	$80.6	2.9%
2024	$82.8	3.0%
2023	$84.1	3.0%
Intellectual Property
We believe that one of our key competitive advantages is our ability to translate customer needs and our ideas into innovation through the development of intellectual property. We hold a significant number of patents and trademarks worldwide.
Our patents are grouped into two major categories: (1) specific product invention claims and (2) specific manufacturing processes that are used for producing products. The vast majority of our patents fall within the product invention category. We consider these patents to be of value and seek to protect our rights throughout the world against infringement. While in the aggregate these patents are important to our business, we do not believe that the loss or expiration of any one patent would materially affect our Company. We continue to seek patent protection for our new products, and we develop significant technologies that we treat as trade secrets and choose not to disclose to the public through the patent process. These technologies nonetheless provide significant competitive advantages and contribute to our global leadership position in various markets. We believe that our trademarks, including FlexiCore® Thermoplastic Body Seal, eCoFlow™ switch pump, FlushSeal™ sealing systems, Gen III Posi-Lock® quick connects, Easy-Lock® quick connect, MagAlloy® brake tube coating, Ergo-Lock® + VDA quick connect, PlastiCool® 2000 multi-layer tubing for glycol thermal management and Fortrex® materials platform, help differentiate us and lead customers to seek our partnership.
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
Innovation, Materials, and Product Lifecycle
The global transition toward a lower-carbon, more circular economy continues to shape our industry and the markets in which we operate. The international response to risks and opportunities of climate change is transforming our global economy. Our most significant opportunity to contribute is by reducing the environmental impact of our products and manufacturing processes. We purposefully apply sustainable principles in the design and production of our products, reducing the environmental impact from sourcing through end-of-life. These efforts also enable our customers to reduce their own environmental footprints.

When obtaining or innovating materials for our products, we seek to sustainably source raw materials, increase the use of recycled content or recyclable material where feasible, reduce the use of hazardous chemicals wherever possible, and ensure proper disclosure of restricted materials to customers and regulators. We believe our culture of innovation is a key differentiator, enabling us to compete and succeed within an increasingly dynamic global market.
Supplies and Raw Materials
Cooper Standard is committed to building and maintaining strong relationships with our supply partners. We recognize the importance of engaging with suppliers to create value for our customers.
The principal raw materials for our business include rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. We manage the procurement of our direct and indirect materials to assure supply continuity and to obtain the most favorable total cost. Procurement arrangements include short-term and long-term supply agreements that may contain formula-based pricing tied to commodity indices. These arrangements provide quantities needed to satisfy normal manufacturing demands. We believe we have adequate sources for the supply of raw materials and components for our products with suppliers located around the world.
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Cooper Standard has historically worked with customers to implement or expand index-based commercial agreements that have enabled us to partially mitigate the impact of volatile material markets.
Seasonality
Within the automotive industry, sales to OEMs are often lowest in the months preceding model changeovers or during planned assembly plant shutdowns. Automotive production typically slows during July, August and during year-end holidays, and our quarterly results may reflect these seasonal patterns. However, broader economic conditions and shifts in consumer demand may influence or alter the industry's traditional seasonality. In recent years, global light vehicle production, inventory levels, and consumer demand experienced significant disruptions that diverged from historic norms. Prolonged supply chain challenges further constrained output, limiting automotive OEMs’ ability to rebuild inventory and respond to accumulated consumer demand. As supply chain pressures eased, production and inventory levels gradually returned to a more typical balance. Although overall production volumes remain below earlier historical levels, seasonality of automotive production has largely normalized.
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
Human Capital and Safety
As of December 31, 2025, we had approximately 22,000 employees, including 4,000 contingent workers. We believe that we maintain good relations with both our union and non-union employees and, in the past ten years, have not experienced any major work stoppages.
Our people have always been the driving force of value at Cooper Standard. We continue to embrace new ways of working, and our unwavering dedication to keeping our employees healthy and safe has only made them more critical to our success. We accomplish this by developing the capabilities of our employees through continuous learning and performance management processes. Additionally, building an internal talent pipeline supports the achievement of this priority. In 2025, our internal fill rate was approximately 74%. This metric, which is based on salaried, director-level positions and above, helps us to understand where employees are advancing in their careers and the effectiveness of our internal development programs. For 2025, our combined voluntary and involuntary salaried employee turnover rate was approximately 12%. We believe that our culture and continued effort to provide our employees with growth opportunities contributes to retaining our strong talent.
In addition, we aim to diversify our workforce because we recognize the value of engaging different opinions and backgrounds in a global company. We are committed to recruiting, developing and retaining a high-performing and diverse workforce. A global measurement for our diversity is women in the company and women in leadership. In 2025, women made up approximately 40% of our workforce. Of our leadership positions, defined as vice president positions and above, women held approximately 23% of such roles.

Safety remains a top priority and primary focus of management. An emphasis on reducing workplace incidents helps Cooper Standard to maintain a safe workforce and continue to deliver world-class results for product quality. In 2025, our total incident rate (“TIR”) was 0.24, which represents an Occupational Safety and Health Administration measurement of recordable injuries x 200,000 / total hours worked. Based on our review of industry peer sustainability reports, we have a lower TIR relative to our peer group and better than our world-class benchmark.
Community Involvement
Supported by the Cooper Standard Foundation, our employees are highly engaged in their local communities. The Foundation’s mission is to strengthen the communities where Cooper Standard employees work and live through the passionate support of children’s charities, education, health and wellness, and community revitalization. The Cooper Standard Foundation is a 501(c)(3) organization with oversight by its Board of Trustees and Philanthropic Committee. For more information on the Company’s community involvement, please visit our Corporate Responsibility Report located on the Cooper Standard website.
Sustainability
Cooper Standard integrates sustainability into its core business strategy to drive long-term value, maintain regulatory compliance and meet stakeholder expectations. The Board of Directors of the Company (the “Board”) oversees the Company’s environmental, social and governance strategy to ensure alignment with long-term objectives. Specific responsibilities are delegated across Board committees, and all directors receive regular updates through a structured calendar of key dates and developments. The Nominating and Corporate Governance Committee of the Board reviews environmental, social and governance topics at least annually and the Company provides updates on its performance annually through its Corporate Responsibility Report.
In 2025, Cooper Standard was named to Newsweek’s list of America’s Most Responsible Companies for the seventh consecutive year and recognized on the USA Today America’s Best Climate Leaders 2025 list for the second consecutive year. Additionally, Nissan honored the Company for its sustainability and socially responsible practices as did EcoVadis. These awards are a further testament to Cooper Standard’s commitment to driving value for all of our stakeholders including the communities we live and operate in.
Cooper Standard considers itself a steward of the environment, and we actively monitor the impact of our business and products. We prioritize our environmental management as a means of driving and sustaining excellence. In 2025, we established ambitious targets to achieve carbon neutrality in Europe by 2040 and globally by 2050, reinforcing our commitment to reducing greenhouse gas emissions and supporting a sustainable future. We are subject to a broad range of federal, state, and local environmental and occupational safety and health laws and regulations in the United States and other countries, including regulations governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. We have made, and will continue to make, expenditures to comply with environmental requirements. While our costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on our financial condition, such costs could be material to our financial statements in the future. Further details regarding our commitments and contingencies are provided in Note 20. “Contingent Liabilities” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (the “Report”).
Market Data
Certain market data and other statistical information used throughout this Annual Report on Form 10-K is based on data from independent firms such as S&P Global, among others. Other data is based on good faith estimates, which are derived from our review of internal analyses, as well as third-party sources. Although we believe these third-party sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness. To the extent that we have been unable to obtain information from third-party sources, we have expressed our belief on the basis of our own internal analyses of our products and capabilities in comparison to our competitors.
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
We obtain raw materials, components and other products and services from numerous suppliers and other vendors throughout the world. Changes in laws or policies governing the terms of foreign trade and, in particular, increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products or from where we import products or raw materials could have an impact on our competitive position, business operations and financial performance.
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
Raw material costs have recently been volatile which has been further exacerbated by the changes to U.S. policies related to global trade and increased tariffs and trade restrictions. The principal raw materials to produce our products include rubber, carbon black, process oils, and plastic resins. Principal procured components are primarily made from plastic, carbon steel, aluminum and stainless steel. Material costs represented approximately 52% of our total cost of products sold in 2025. The costs and availability of raw materials and manufactured components could continue to fluctuate due to factors beyond our control, such as other geopolitical events and the effects of climate change. Changes in global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters may adversely affect the availability or pricing for certain raw materials.
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
Our operations may also be disrupted by other labor issues, including absenteeism, public health events and government restrictions; major equipment failure with prolonged downtime or a complete loss of critical equipment where either no other comparable equipment exists or the remaining equipment does not have enough capacity to pick up the demand; plant closures or disruptions caused by natural or other disasters; disruptions caused by cybersecurity attacks; or any similar disruptions at one or more of our suppliers or our customers’ suppliers if an alternative source of supply were not readily available. Additionally, similar disruptions at our customers’ facilities could result in reduced demand for our products causing us to delay or cancel production. Any significant disruption to our production could negatively affect our operations, customer relationships and financial performance.
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
Further, we continually update and expand our information technology systems to enable us to run our business more efficiently, including the potential incorporation of traditional and generative A.I. solutions into our information systems and processes. The increasing use and evolution of this technology creates potential risks for loss or misuse of sensitive Company data that forms part of any data set that was collected, used, stored, or transferred to run our business, and unintentional dissemination or intentional destruction of confidential information stored in our or our third party providers' systems, portable media or storage devices. All of these risks have the potential to result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. In addition, if the content, analyses, or recommendations that A.I. programs assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations and our reputation may be adversely affected. If our information technology systems and infrastructure are not maintained or implemented successfully and in a timely, cost-effective, compliant and responsible manner, our operations and business could be disrupted and our ability to report accurate and timely financial results could be adversely affected.
Our Company’s, our suppliers’ or our customers’ and their supplier’s inability to effectively manage the timing, quality and costs of new program launches could adversely affect our financial performance.
In connection with the award of new business, we may obligate ourselves to deliver new products that are subject to our customers’ timing, performance and quality standards. Given the number and complexity of new program launches, we may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs. Our sales related to these new programs generally are dependent upon the timing and success of our customers’ introduction of new vehicles. Our inability, and that of our suppliers and customers and our customers’ suppliers, to effectively manage the timing, quality and costs of these new program launches could adversely affect our financial condition, operating results and cash flows.
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
We could face risks related to public health events, including epidemics and pandemics. Preventative measures taken to contain or mitigate public health events may materially impact our financial condition and operations results due to shutdowns of our and our customers’ and suppliers’ facilities; increased operating and production costs; disruptions and financial distress in the supply chain; disruptions in our production cycle; lost or absent members of the workforce; a decline in demand due to an economic downturn; and inability to access capital due to disruptions in the global financial markets.
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
We have significant manufacturing operations outside the United States, including joint ventures and other alliances. Our operations are located in 20 countries, and we export to several other countries. In 2025, approximately 78% of our sales were attributable to products manufactured outside the United States. Risks inherent in our international operations include:
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
•disease, pandemics or other severe public health events; and
•the current geopolitical uncertainty around the world, and the potential exposure to local political or social unrest resulting from acts of war, terrorism, or similar events.
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
While we provide parts to virtually every major global OEM for use on a wide range of different platforms, sales to our three largest customers, Ford, GM, and Stellantis, on a worldwide basis represented approximately 56% of our sales for the year ended December 31, 2025. Our ability to reduce the risks inherent in certain concentrations of business will depend, in part, on our ability to continue to diversify our sales on a customer, product, platform and geographic basis. Although business with each customer is typically split among numerous contracts, the loss of a major customer, significant reduction in purchases of our products by such customer, or any discontinuance or resourcing of a significant platform could adversely affect our business, results of operations and financial condition.
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
Our operations strategy includes continuous improvement programs and implementation of lean manufacturing tools across all facilities to achieve cost savings and increased performance. Further, we have and may continue to initiate restructuring actions designed to improve future profitability and competitiveness. The cost savings that we anticipate from these initiatives may not be achieved on schedule or at the level we anticipate and could be negatively impacted by lower-than-expected production volumes. If we are unable to realize these anticipated savings, our operating results and financial condition may be adversely affected.
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
Developments in new or ongoing conflicts or civil unrest around the world may cause significant disruptions to the global financial system, international trade, and the transportation and energy sectors, among others, potentially impacting supply chain and commodity prices which may result in substantial inflation. These disruptions together with the uncertainty created by these conflicts could have recessionary effects on the global economy. Prolonged inflationary conditions and periods of high interest rates could further negatively affect U.S. and international commerce and exacerbate or further extend the period of high energy prices and supply chain constraints. These and other issues resulting from a global economic slowdown and turmoil in the financial markets may continue to adversely affect the automotive industry, which may lead to a decline in the general demand for our products, our profitability or both. We do not have operations in the regions where there are current conflicts, nor do we sell into these markets. Nonetheless, if there is further global economic slowdown and a continuation of these conflicts, our liquidity, business, and results of operations may continue to be adversely affected.
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
In addition, if the Company has borrowing availability under its ABL Facility less than the greater of (i) $15.0 million and (ii) 10% of the Borrowing Base (as defined in the ABL Facility), it must be in compliance with a springing Fixed Charge Coverage Ratio maintenance covenant of 1.00:1.00. Any adverse effects on the Company’s business due to global, market and economic conditions may adversely impact the Company’s ability to satisfy such covenant. As of December 31, 2025, there were no obligations outstanding under the ABL Facility, the Company’s borrowing base was $168.3 million, and the monthly fixed charge coverage ratio was at a level that provided the Company full access to the borrowing base. Net of $7.4 million of outstanding letters of credit, the Company effectively had $160.9 million available for borrowing under its ABL Facility.
Furthermore, production shutdowns or disruptions will result in working capital swings which could result in increased outflows. As a result of current economic conditions and global supply chain disruptions, we may be required to raise additional capital, and our access to and cost of financing will depend on, among other things, our performance, changing global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, our prospects and our credit ratings. Such capital may not be available on favorable terms or at all.
We have a substantial amount of indebtedness, which could have a material adverse effect on our financial condition and our ability to obtain financing in the future and to react to changes in our business.
We have a significant amount of indebtedness. As of December 31, 2025, we had total indebtedness of $1,104.6 million. Our substantial amount of debt and our debt service obligations could limit our ability to satisfy our obligations, limit our ability to operate our business and impair our competitive position. For example, it could:
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
Moreover, our ABL Facility provides the agent with considerable discretion to impose reserves, which could materially reduce the amount of borrowings that would otherwise be available to us.
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
We regularly monitor our goodwill, long-lived assets and intangible assets for impairment indicators. In conducting a quantitative goodwill impairment test, we compare the fair value of our reporting units to their related net book value. If we instead perform a qualitative goodwill impairment test, we assess whether there are any events or circumstances that indicate it is more likely than not that the fair value of our reporting units is less than their related book value. In conducting our impairment analysis of long-lived and intangible assets, we compare the undiscounted cash flows expected to be generated from the long-lived or intangible assets to the related net book values if indicators of impairment are identified. Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill, long-lived assets or intangible assets. In the event that we determine that our goodwill, long-lived assets or intangible assets are impaired, we may be required to record a significant charge to earnings, which could adversely affect our results.
Certain of our pension plans are currently underfunded, and we may have to make cash contributions to the plans, reducing the cash available for our business.
We sponsor various pension plans worldwide that are underfunded and will require cash contributions. Additionally, if the performance of the assets in our pension plans does not meet our expectations, or if other actuarial assumptions are modified, our required contributions may be higher than we expect. As of December 31, 2025, our U.S. supplemental employee retirement plan (“SERP”) was underfunded by $9.8 million and our non-U.S. pension plans (which typically are pay-as-you-go plans) were underfunded by $83.7 million. If our cash flow from operations is insufficient to fund our worldwide pension liabilities, it could have an adverse effect on our financial condition and results of operations.
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
One of our organization’s top priorities is protecting Cooper Standard’s digital assets, and we increasingly rely on data and digital transactions to operate efficiently and effectively. We take action to prevent potential impacts related to system outages, data breaches, cyber-attacks and other threats to avoid disruption to our daily operations. Cooper Standard prioritizes increasing efficiency and efficacy as we design and refresh prescriptive incident response procedures to minimize impacts of potential cyber-attacks or outages. From time to time, the Company engages in table-top exercises, which involve cross-functional business leaders and third-party experts. Our information technology (“IT”) professionals focus on improving existing controls as outlined by ISO/IEC 27001:2022 (an internationally recognized information security framework), which is the foundation of our cybersecurity program. In recent years, we made advancements in this space by conducting a risk assessment carried out by an independent third-party and continued engagement with cyber advisory services as described further below.
We annually contract with a well-known third-party to conduct a comprehensive, enterprise-wide cyber risk assessment. In addition to other mandates, this assessment evaluates Cooper Standard’s cybersecurity program from an information security risk perspective and assesses our IT controls for alignment with the ISO/IEC 27001:2022 information security framework. Based on the assessment results, we refresh the roadmap for our cybersecurity program, focusing on the highest-risk vulnerabilities first and monitoring for significant changes and emerging risks, continuously adjusting the roadmap as needed.
Our cybersecurity program is built on a collection of fundamental security controls, focused on the overall protection of company and stakeholder data. Company leadership has defined the following objectives for information security:
•Governance: Establish proper governance for the cybersecurity program.
•Security Operations and Data Protection: Create a secure digital operating environment (apps, networks, systems, etc.) designed to protect critical data and to prevent business disruption.
•Response and Recovery: Develop and practice incident response, business continuity and disaster recovery processes to minimize the impact of a major incident.
•Compliance and Effectiveness: Meet all compliance requirements and develop program metrics to ensure effectiveness.
To achieve these objectives, we emphasize fundamental security measures, such as access controls, cyber hygiene (e.g., patching and malware protection) and employee awareness training.
Third-party risk management is an important focus of the Cooper Standard cybersecurity program. Cybersecurity is evaluated and considered throughout the lifecycle (onboarding, ongoing operations, offboarding) of third-party relationships as we conduct business with them. We review the security posture of each third-party prior to initiation of the relationship, and periodically throughout the relationship. We evaluate several aspects of information security, utilizing guidance from globally recognized frameworks (e.g., ISO 27000:2022). In addition to point-in-time reviews, for third parties deemed critical, we continuously monitor their security posture via a third-party managed service. Critical service providers are also required to submit independently certified assurance of their security controls based on internationally recognized standards (e.g., ISEA 3402, SOC 1 Type 2, SOC 2 Type 2, etc.). Finally, upon relationship termination, we ensure each third party is properly offboarded, addressing critical cybersecurity concerns such as eliminating access and obtaining and/or deleting Company data.
Cooper Standard continuously works to update and strengthen our ability to respond to and recover from incidents, when and if they occur. Our Incident Response (“IR”) program defines response procedures and prescriptive controls designed to streamline response and speed recovery. Our designated cross-functional Incident Response Team (“IRT”) consists of leaders from human resources, global communications, legal, internal audit and information technology. Cooper Standard’s IRT is dedicated to maintaining a culture of continuous improvement, taking into consideration lessons learned from table-top exercises and feedback from the third-party expert with whom we annually contract. For catastrophic events, where there may be extended outages, we have developed and tested a Business Continuity plan to ensure continued service to our stakeholders despite difficult circumstances.
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
Governance
We align our cybersecurity and IT compliance programs to take advantage of natural synergies and our IT controls environment. Our Senior Vice President, Chief Information Technology Officer and A.I. Officer, who has more than 25 years of experience in technology and information security risk management in our industry and across a number of organizations, is responsible for overseeing the risks related to cybersecurity. Our cybersecurity team holds several cybersecurity industry certifications such as ISC2 CISSP, ISACA CISM, EC-Council CEH, among others.
The Cooper Standard IT leadership team manages the global cybersecurity and IT compliance organization, and the Senior Vice President, Chief Information Technology Officer and A.I. Officer directly reports updates to the Audit Committee of the Board of Directors at least twice annually and the full Board of Directors at least annually. Further, our cybersecurity team periodically reports to our Global Leadership Team (“GLT”). Data privacy, cybersecurity and digitization is also managed as a material topic as a part of our Enterprise Risk Management (“ERM”) Committee which ensures cybersecurity risks are integrated into our overall risk management. From an accountability perspective, our internal audit team independently assesses the cybersecurity program by evaluating the design and effectiveness of our controls. We have an Architecture Review Board (“ARB”) which reviews new IT initiatives to ensure they align with our digital strategy. Similarly, our Project Management Office (“PMO”) monitors those initiatives throughout implementation to ensure proper communication and seamless transition. The ARB and PMO processes include cybersecurity requirements designed to ensure this topic is considered from the beginning.

Item 2.        Properties
As of December 31, 2025, our operations were conducted through 108 wholly-owned, leased and consolidated joint venture facilities in 20 countries (North America: Canada, Costa Rica, Mexico, United States; Asia Pacific: China, India, Japan, South Korea, Thailand; Europe: Czech Republic, France, Germany, Italy, Netherlands, Poland, Romania, Serbia, Spain, United Kingdom; South America: Brazil), of which 65 are predominantly manufacturing facilities and 43 have design, engineering, administrative or logistics designations. Our corporate headquarters are located in Northville, Michigan. Our manufacturing facilities are located in North America, Europe, Asia and South America. We believe that substantially all of our properties are in generally good condition and there is sufficient capacity to meet current and projected manufacturing, product development and logistics requirements. The following table summarizes our key property holdings by segment:

Segment	Type	Total Facilities*	Owned Facilities
Sealing Systems	Manufacturing (a)	33	16
	Other (b)	12	—
Fluid Handling Systems	Manufacturing (a)	29	17
	Other (b)	17	—
Corporate and other	Manufacturing (a)	3	1
	Other (b)	14	—
(a)Includes multi-activity sites which are predominantly manufacturing.
(b)Includes design, engineering, R&D, administrative and logistics locations.
(*)    Excludes unconsolidated joint ventures and 2 unutilized facilities in North America.
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
Holders of Common Stock
As of February 6, 2026, there were approximately 6 holders of record of our common stock. This stockholder figure does not include a substantially greater number of holders whose shares are held of record by banks, brokers and other financial institutions.
Dividends
Cooper-Standard Holdings Inc. has never paid or declared a dividend on its common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and would be dependent upon sufficient earnings, capital requirements, financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our credit agreements governing our ABL Facility and our indentures governing our First Lien Notes and Third Lien Notes contain covenants that, among other things, restrict our ability to pay certain dividends and distributions subject to certain qualifications and limitations. See “Liquidity and Capital Resources” under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. We do not anticipate paying any dividends on our common stock in the foreseeable future.
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
We did not repurchase any shares during the years ended December 31, 2025, 2024, or 2023 under the 2018 Program. As of December 31, 2025, we had approximately $98.7 million of repurchase authorization remaining.

Performance Graph
The following graph and corresponding table compare the cumulative total stockholder return for Cooper-Standard Holdings Inc. to the Standard & Poor’s 500 Index and the Standard & Poor’s Supercomposite Auto Parts & Equipment Index based on currently available data. The analysis assumes an initial investment of $100 on December 31, 2020 and reflects the cumulative total return on that investment, including the reinvestment of all dividends where applicable, through December 31, 2025.
Comparison of Cumulative Return

	Ticker	12/31/2020	12/31/2021	12/30/2022*	12/29/2023*	12/31/2024	12/31/2025
Cooper-Standard Holdings Inc.	CPS	$100.00	$64.64	$26.13	$56.36	$39.11	$94.69
S&P 500	SPX	$100.00	$126.36	$103.28	$130.44	$162.66	$191.36
S&P Supercomposite Auto Parts & Equipment Index	S15AUTP	$100.00	$121.45	$82.01	$87.27	$69.28	$83.89
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
Executive Overview
Our Business
We design, manufacture and sell sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use primarily in passenger vehicles and light trucks manufactured by global OEMs. In 2025, approximately 86% of our sales consisted of original equipment sold directly to OEMs for installation on new vehicles. The remaining 14% of our sales were primarily to Tier I and Tier II suppliers and non-automotive manufacturers. Accordingly, sales of our products are directly affected by the annual vehicle production of OEMs, particularly the production levels of the vehicles for which we provide specific parts. Most of our products are custom designed and engineered for a specific vehicle platform. Our sales and product development personnel frequently work directly with OEM engineering departments in the design and development of our various products.
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
In 2025, approximately 59% of our sales were generated in North America. Because of our significant international operations, we are subject to the risks associated with doing business in other countries, such as increased trade restrictions, tariffs or taxes or the imposition of embargoes on imports, currency volatility, high interest and inflation rates, and the general political and economic risk that are associated with some of these markets.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to unpredictable economic conditions that can adversely impact new vehicle demand and production. Disruptions in the supply chains for certain critical materials and components can further exacerbate these challenges, and business conditions can fluctuate significantly across different regions and time periods. In 2023, light vehicle production showed strong resilience and growth, supported by sustained consumer demand and OEM efforts to replenish depleted inventory levels. This resilience and growth occurred despite ongoing global economy uncertainty created by persistent inflation, rising interest rates and heightened geopolitical tension in key regions of the world. In 2024, light vehicle production slowed modestly, primarily due to rising inventory levels, relatively high interest rates, concerns about vehicle affordability, and ongoing geopolitical tensions around the world. In 2025, global light vehicle production returned to moderate growth despite lingering economic risks and uncertainties stemming from ongoing geopolitical conflicts and shifts in U.S. trade policy, including the implementation of significant new tariffs on many imported goods, autos among them. This global growth was primarily driven by strong production volume in China which more than offset declines in North America and Europe. In 2026, industry forecasts anticipate a 0.4 percent decline in global vehicle production compared to 2025.
In North America, consumer confidence in the United States remains subdued, with certain indices remaining near their lowest levels in over a decade. Ongoing uncertainty surrounding U.S. trade policy continues to create instability across capital and consumer markets. Persistently high interest rates, elevated prices for consumer goods, and rising consumer debt are further weighing on overall economic activity. Despite these headwinds, lower tax rates, reduced regulation, and other incentives included in recent legislation are expected to help stimulate both commercial investment and consumer demand in 2026. Economists at the International Monetary Fund (IMF) now project that the economies of the United States, Canada and Mexico will grow by 2.4 percent, 1.6 percent and 1.5 percent, respectively, in 2026.
In Europe, rising real wages, increased employment, lower inflation (including reduced energy costs), and declining interest rates are driving stronger household consumption. Fiscal stimulus measures, particularly in Germany, along with increased investments in infrastructure and defense are also contributing to overall economic growth. Nevertheless, uncertainty remains regarding the implementation of recent trade agreements with the United States and their potential effects on the region. Amid this uncertain environment, economists at the IMF project that the Eurozone economy will grow by 1.3 percent in 2026.
In the Asia Pacific region, China’s economy has continued to grow steadily, supported by domestic stimulus measures and an increase in exports. However, weak domestic consumer demand, persistent declines in property values and mounting public debt are obscuring the prospects for future growth. Consumer confidence remains near its lowest point in a decade. Additionally, ongoing uncertainty surrounding trade relations with the United States has contributed to a slowdown in private industrial investment. Despite these challenges, economists at the IMF project that the Chinese economy will grow by 4.5 percent in 2026.
In South America, the Brazilian central bank has maintained interest rates at restrictive levels to combat persistent inflation. While these high interest rates, combined with a more conservative fiscal policy have resulted in lower inflation, it has not yet reached the target rate of 4.0 percent. Lower inflation, strong global demand for the country’s exports, and expectations of interest rate cuts later in 2026 as inflation nears the target rate are contributing to improved consumer confidence in the country. However, after two years of economic growth averaging roughly 3.0 percent, economists at the IMF project that Brazil's economic growth rate will slow modestly to 1.6 percent in 2026.
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
According to estimates of S&P Global, global light vehicle production was approximately 92.9 million units in 2025. This reflects an increase of approximately 3.7% globally compared to 2024.
Light vehicle production in certain regions for 2025 and 2024, as well as projections for 2026, are provided in the following table:

(in millions of units)	2026(1)	2025(1)	2024(1)	Projected % Change 2026 vs. 2025	% Change 2025 vs. 2024
North America	15.0	15.3	15.4	(2.2)%	(1.0)%
Europe	16.9	17.0	17.2	(0.4)%	(1.2)%
Asia Pacific	55.2	55.2	51.7	—%	6.9%
Greater China	32.7	33.1	30.1	(1.3)%	10.1%
South America	3.2	3.0	3.0	6.2%	1.8%
(1)    Production data based on S&P Global, January 2026.

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
In addition to the above, other factors will present opportunities for automotive suppliers that are positioned to meet the demands of evolving automotive markets and operating environments. These include advancements in autonomous and connected vehicle technologies, shifting regulatory requirements, and growing consumer preferences for environmentally friendly products. Rapid developments in hybrid and electric vehicle (“EV”) architectures such as expanded global EV adoption, accelerating investment in charging infrastructure, and continued improvements in battery technology are reshaping industry expectations. EV sales continued to grow into 2025, supported by broader model availability and enhanced battery performance, while global forecasts project further expansion driven by regulatory pressure on emissions and ongoing electrification across major markets.
Raw Materials
Our business is susceptible to inflationary pressures with respect to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Although global commodity markets and pricing remained stable in 2025, we continually work with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of expanded index-based agreements and other commercial enhancements.
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
Goodwill. Goodwill is tested for impairment as of October 1 of each year, or more frequently if an event occurs or circumstances indicate the carrying value of goodwill may be impaired. Our goodwill impairment testing is performed at the reporting unit level. We test goodwill for impairment by performing a qualitative assessment or using a quantitative test. We first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative goodwill impairment test. We would perform a quantitative test if the qualitative assessment determined it is more likely than not that a reporting unit’s carrying value is more than its fair value. We may also elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. If we elect to perform a quantitative test, fair value is based on the cash flows projected in the reporting units’ strategic plans and long-range planning forecasts, discounted at a risk-adjusted rate of return. Our long-range planning forecasts are based on our assessment of revenue growth rates generally based on industry specific data, external vehicle build assumptions published by widely used external sources, and customer market share data based on known and targeted awards over a three-year period. The projected profit margin assumptions included in the plans are based on the current cost structure and adjustments for anticipated cost reductions or increases. If different assumptions were used in these plans, the related cash flows used in measuring fair value could be different and impairment of goodwill might be recorded. For the 2025 annual goodwill impairment test, we performed a quantitative assessment and determined that it is more likely than not that the fair values of our Sealing Systems, Fluid Handling Systems, and Industrial and Specialty Group reporting units exceeded their carrying values. See Note 9. “Goodwill and Intangible Assets” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Long-Lived Assets. We monitor our long-lived assets for impairment indicators on an ongoing basis. If impairment indicators exist, we analyze the undiscounted cash flows expected to be generated from the long-lived asset group compared to the related net book values. If the net book value exceeds the undiscounted cash flows, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived assets. Fair value is determined by using various valuation approaches depending on the asset type. Fair value of machinery and equipment is based upon either estimated salvage value or estimated orderly liquidation value. Fair value of leased buildings is based on a discounted cash flow approach. Fair value of owned buildings is based on a sales comparison approach or cost approach. When determining fair value, cash flows are estimated using internal budgets based on recent sales data, independent automotive production volume estimates, and customer commitments. If applicable, discount rates are used in fair value calculations where required. Changes in economic or operating conditions impacting these estimates and assumptions could result in the impairment of long-lived assets.
In 2025, 2024 and 2023, we recorded impairment charges related to buildings and machinery and equipment. The 2025 and 2024 impairments were related solely to idle assets and were based on internal assessments. In contrast, for 2023, we engaged a third-party valuation firm to determine fair values in order to calculate impairment charges. See Note 8. “Property, Plant and Equipment, Net” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
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
Pensions and Postretirement Benefits Other Than Pensions. Included in our results of operations are significant pension and postretirement benefit costs, which are measured using actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, mortality rates, expected returns on plan assets and health care cost trend rates. These assumptions are determined as of the current year measurement date. We consider current market conditions, including changes in interest rates, in making these assumptions. Changes in pension and postretirement benefit costs may occur in the future due to changes in these assumptions. Experience gains and losses as well as the effects of changes in actuarial assumptions are recognized in other comprehensive income. Cumulative actuarial gains and losses in excess of 10% of the projected benefit obligations or the fair value of plan assets for a particular plan are amortized over the average future service period of the employees in that plan. Our net pension and postretirement benefit costs (income), which included net pension settlement charges of $0.1 million, were approximately $7.3 million and $(0.9) million, respectively, for the year ended December 31, 2025.
To develop the discount rate for each pension plan, the expected cash flows underlying the plan’s benefit obligations were discounted using a December 31, 2025 pension index to determine a single equivalent rate. To develop our expected return on plan assets, we considered historical long-term asset return experience, the expected investment portfolio mix of plan assets and an estimate of long-term investment returns.
Weighted average assumptions used to determine pension benefit obligations as of December 31, 2025 were as follows:

	U.S.	Non-U.S.
Discount rate	5.00%	4.69%
Rate of compensation increase	N/A (*)	3.23%
*    The U.S assumptions relate only to the Company’s U.S. SERP which is a frozen plan; therefore, the rate of compensation increase was not applicable.
Weighted average assumptions used to determine net periodic benefit costs for the year ended December 31, 2025 were as follows:

	U.S.	Non-U.S.
Discount rate	5.50%	4.21%
Expected return on plan assets	N/A (*)	2.75%
Rate of compensation increase	N/A (**)	3.14%
*    There were no U.S. plan assets as of December 31, 2025; therefore, the expected return on plan assets was not applicable.
**    The U.S assumptions relate only to the Company’s U.S. SERP which is a frozen plan; therefore, the rate of compensation increase was not applicable.
The sensitivity of our pension cost and obligations to changes in key assumptions, holding all other assumptions constant, is as follows:

Change in assumption	Impact on 2026 net periodic benefit cost	Impact on PBO as of December 31, 2025
1% increase in discount rate	- $0.6 million	- $11.3 million
1% decrease in discount rate	+ $0.6 million	+ $13.5 million
1% increase in expected return on plan assets	- $0.3 million	—
1% decrease in expected return on plan assets	+ $0.3 million	—
Aggregate pension net periodic benefit cost is forecasted to be approximately $6.7 million in 2026.
Health care cost trend rates are assumed to reflect market trend, actual experience and future expectations. Health care cost trend rate assumptions used to determine the postretirement benefit obligations as of December 31, 2025 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.93%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	N/A
Aggregate other postretirement net periodic benefit income is forecasted to be approximately $0.5 million in 2026.
The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts required by local statute. The Company does not anticipate making cash contributions to its

U.S. SERP in 2026 but does expect to make immaterial minimum funding cash contributions to its non-U.S. pension plans in 2026.
The Company does not prefund its postretirement benefit obligations. Rather, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.1 million in 2026.
Historical Periods
Refer to Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the fiscal year ended December 31, 2024 for discussion of the Results of Operations, Segment Results of Operations, and Liquidity and Capital Resources for the year ended December 31, 2024 compared to the year ended December 31, 2023, which is incorporated by reference herein.
Results of Operations

	Year Ended December 31,		Change
	2025	2024	2025 vs. 2024
	(Dollar amounts in thousands)
Sales	$2,740,915	$2,730,893	$10,022
Cost of products sold	2,413,391	2,427,978	(14,587)
Gross profit	327,524	302,915	24,609
Selling, administration & engineering expenses	214,366	207,553	6,813
Gain on sale of businesses, net	(98)	(1,971)	1,873
Gain on sale of buildings and land, net	—	(3,317)	3,317
Amortization of intangibles	6,304	6,512	(208)
Restructuring charges	19,981	23,601	(3,620)
Impairment charges	369	713	(344)
Operating income	86,602	69,824	16,778
Interest expense, net of interest income	(114,676)	(115,639)	963
Equity in earnings of affiliates	5,620	6,828	(1,208)
Pension settlement and curtailment charges	(134)	(44,553)	44,419
Other expense, net	(931)	(17,938)	17,007
Loss before income taxes	(23,519)	(101,478)	77,959
Income tax benefit	(19,205)	(23,348)	4,143
Net loss	(4,314)	(78,130)	73,816
Net loss (income) attributable to noncontrolling interests	149	(616)	765
Net loss attributable to Cooper-Standard Holdings Inc.	$(4,165)	$(78,746)	$74,581
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Sales

	Year Ended December 31,			Variance Due To:
	2025	2024	Change	Volume / Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Total sales	$2,740,915	$2,730,893	$10,022	$(1,757)	$11,779
*    Net of customer price adjustments, including recoveries.
Sales for the year ended December 31, 2025 increased 0.4%, compared to the year ended December 31, 2024. The increase in sales was driven by favorable foreign exchange, partially offset by unfavorable volume and mix, net of customer price adjustments including recoveries.

Gross Profit

	Year Ended December 31,			Variance Due To:
	2025	2024	Change	Volume / Mix*	Foreign Exchange	Cost (Decreases) / Increases**
	(Dollar amounts in thousands)
Cost of products sold	$2,413,391	$2,427,978	$(14,587)	$15,562	$6,694	$(36,843)
Gross profit	327,524	302,915	24,609	(17,318)	5,084	36,843
Gross profit percentage of sales	11.9%	11.1%
*     Net of customer price adjustments, including recoveries.
**    Net of savings from restructuring initiatives.
Cost of products sold is primarily comprised of direct materials, labor, manufacturing overhead, freight, depreciation, and other direct operating expenses. Among these, direct materials represent the largest component, accounting for approximately 52% and 51% of total cost of products sold for the years ended December 31, 2025 and December 31, 2024, respectively. The change in cost of products sold was impacted by manufacturing and purchasing cost savings through lean initiatives and savings from prior year restructuring initiatives, partially offset by unfavorable foreign exchange, unfavorable volume and mix, net of recoveries, and higher labor and overhead inflation.
Gross profit for the year ended December 31, 2025 increased 8.1% compared to the year ended December 31, 2024. As a percentage of sales, gross profit was 11.9% and 11.1% for the years ended December 31, 2025 and December 31, 2024, respectively. The change was driven by manufacturing and purchasing savings through lean initiatives, savings from prior year restructuring initiatives and favorable foreign exchange, partially offset by unfavorable volume and mix, net of recoveries, and higher labor and overhead inflation.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the year ended December 31, 2025 were $214.4 million, or 7.8% of sales, compared to $207.6 million, or 7.6% of sales, for the year ended December 31, 2024. The increase, in both dollar terms and as a percentage of sales, was primarily due to higher stock-based compensation expense driven by stock price appreciation during the year ended December 31, 2025, partially offset by savings realized from restructuring actions and spending reductions initiated in 2024.
Gain on Sale of Businesses, Net. Gain on sale of businesses, net for the year ended December 31, 2024 was $2.0 million, resulting from the net effect of the sale of our Canadian tooling business. See Note 4. “Divestitures” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Gain on Sale of Buildings and Land, Net. Gain on sale of buildings and land, net for the year ended December 31, 2024 was $3.3 million, resulting from the sale of a building and land related to one of our Canadian facilities. See Note 8. “Property, Plant and Equipment, Net” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Restructuring Charges. Restructuring charges for the year ended December 31, 2025 decreased $3.6 million compared to the year ended December 31, 2024. Our restructuring actions, which include plant and facility closures as well as workforce reductions, are initiated to maintain a competitive footprint or in response to changes in global and regional automotive markets. The decrease was primarily driven by a cost optimization restructuring plan that was implemented in the second quarter of 2024, resulting in higher restructuring-related expenses recognized in the prior year. See Note 6. “Restructuring” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Impairment Charges. Non-cash asset impairment charges of $0.4 million and $0.7 million for the years ended December 31, 2025 and December 31, 2024, respectively, related to property, plant and equipment impairment charges.
Pension Settlement and Curtailment Charges. Non-cash settlement and curtailment charges for the year ended December 31, 2025 decreased $44.4 million compared to the year ended December 31, 2024. The decrease was primarily related to the termination of a certain U.S. pension plan that was completed during the year ended December 31, 2024. See Note 12. “Pensions” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.

Other Expense, Net. Other expense, net for the year ended December 31, 2025 decreased $17.0 million compared to the year ended December 31, 2024. The change was primarily driven by $10.3 million of income recognized in connection with certain royalty settlements during the year ended December 31, 2025 and a decrease in foreign currency losses by $5.7 million year-over-year.
Income Tax Benefit. Income tax benefit for the year ended December 31, 2025 was $19.2 million on losses before taxes of $23.5 million. This compared to an income tax benefit of $23.3 million on losses before taxes of $101.5 million for the year ended December 31, 2024. The tax expense in 2025 and 2024 differed from the statutory rate primarily due to incremental valuation allowances recorded on tax losses generated in the U.S. and certain foreign jurisdictions, the mix of income between the U.S. and foreign sources, tax credits and incentives, and other nonrecurring discrete items. Additionally, the year ended December 31, 2025 included a $45.4 million benefit for valuation allowance reversals in France, Spain, and a Korean location while the year ended December 31, 2024 included a $41.5 million benefit for valuation allowance reversals in Brazil, Poland, and a Chinese location.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Sales

	Year Ended December 31,			Variance Due To:
	2025	2024	Change	Volume / Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing Systems	$1,415,288	$1,420,034	$(4,746)	$(15,665)	$10,919
Fluid Handling Systems	1,252,110	1,236,837	15,273	14,414	859
*    Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix was driven by lower customer volumes, unfavorable product mix and unfavorable customer price adjustments. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in an $18.4 million favorable impact, partially offset by a $3.9 million unfavorable impact of the Brazilian Real, a $3.0 million unfavorable impact of the Canadian Dollar, and a $0.6 million unfavorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix was driven by favorable customer price adjustments, including tariff recoveries and increased pass-through pricing associated with directed-buy components, partially offset by lower customer volumes and unfavorable product mix. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a $5.2 million favorable impact, partially offset by a $3.2 million unfavorable impact of the Korean Won, and a $1.1 million unfavorable impact of all other currencies.

Segment adjusted EBITDA

	Year Ended December 31,			Variance Due To:
	2025	2024	Change	Volume / Mix*	Foreign Exchange	Cost (Increases)/Decreases**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$135,608	$126,524	$9,084	$(14,372)	$(1,350)	$24,806
Fluid Handling Systems	92,085	77,686	14,399	(1,002)	18,232	(2,831)
*    Net of customer price adjustments, including recoveries.
**    Net of savings from restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable product mix. The foreign currency exchange variance was primarily driven by a $4.8 million unfavorable impact of the Canadian Dollar. The cost decreases were primarily driven by $43.4 million of manufacturing and purchasing savings through lean initiatives. These savings were partially offset by $12.9 million of unfavorable inflation in labor and $5.7 million of other operational cost increases.
Fluid Handling Systems. The variance in volume and mix was driven by lower customer volumes and unfavorable product mix, partially offset by favorable customer price adjustments. The foreign currency exchange variance was primarily driven by a $16.6 million favorable impact of the Mexican Peso. The cost increases were primarily driven by $11.3 million of unfavorable inflation in labor and other operational costs, $3.2 million of higher tariff-related costs incurred but not yet recovered, and $3.4 million of other operational cost increases. These cost increases were partially offset by $15.1 million of manufacturing and purchasing savings through lean initiatives.
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
Cash Flows
Operating Activities. Net cash provided by operating activities was $64.4 million for the year ended December 31, 2025, compared to net cash provided by operating activities of $76.4 million for the year ended December 31, 2024. The net change was primarily due to lower net cash earnings year-over-year, changes in working capital and an increase in cash interest payments by $12.4 million year-over-year. Working capital was negatively impacted primarily by a larger increase in receivables, reflecting timing of collections from customers during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Investing Activities. Net cash used in investing activities was $45.6 million for the year ended December 31, 2025, compared to net cash used in investing activities of $45.1 million for the year ended December 31, 2024. The net change was primarily due to proceeds from the sale of fixed assets of $4.3 million received during the year ended December 31, 2024, partially offset by lower capital expenditures year-over-year, as well as a net increase in proceeds from the sale of businesses by $1.8 million year-over-year. Capital expenditures were $48.2 million for the year ended December 31, 2025 compared to $50.5 million for the year ended December 31, 2024. We expect to maintain disciplined capital spending and anticipate total capital expenditures of approximately $55 million to $65 million in 2026.
Financing Activities. Net cash used in financing activities totaled $4.0 million for the year ended December 31, 2025, compared to net cash used in financing activities of $9.6 million for the year ended December 31, 2024. The net change was primarily due to a net decrease in principal payments on outstanding debt by $7.5 million year-over-year and a net decrease in debt issuance costs by $1.9 million year-over-year. The prior year debt issuance costs were paid in connection with Amendment No. 4 to the Company’s ABL Facility, which was executed in May 2024. These changes were partially offset by a net increase in tax withholding amounts related to employees’ share-based payment awards by $1.1 million year-over-year.
Off-Balance Sheet Arrangements
As a part of our working capital management, we sell accounts receivable from certain European customers through a third-party financial institution in off-balance sheet arrangements. The amount sold varies each month based on the amount of underlying receivables and cash flow needs. As of December 31, 2025 and 2024, we had $70.7 million and $53.4 million, respectively, of receivables outstanding under receivable transfer agreements entered into by various locations. For the years ended December 31, 2025 and 2024, total accounts receivable factored were $463.0 million and $497.4 million, respectively. Costs incurred on the sale of receivables were $2.1 million, $2.9 million and $2.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. These amounts are recorded in other expense, net in the consolidated statements of operations. These are permitted transactions under the credit agreements governing the ABL Facility and the indentures governing the First Lien Notes, Third Lien Notes, and 2026 Senior Notes.
Other Capital Transactions Impacting Liquidity
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2025, we had approximately $98.7 million of repurchase authorization under the 2018 Program. We did not make any repurchases under the 2018 Program during the years ended December 31, 2025, 2024 or 2023.
The First Lien Notes, Third Lien Notes, and ABL Facility each contain covenants that restrict the Company’s ability to pay dividends or make distributions on, or repurchases of, the Common Stock, subject to certain exceptions.
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

The following table summarizes the total amounts due in future periods under all debt agreements at nominal value, undiscounted finance lease commitments and other contractual obligations as of December 31, 2025:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollar amounts in millions)
Debt obligations	$1,092.7	$84.1	$1,008.6	$—	$—
Interest on debt obligations	142.7	108.9	33.8	—	—
Operating lease obligations	106.2	23.6	35.8	22.6	24.2
Finance lease obligations	21.1	3.0	5.4	7.4	5.3
Total	$1,362.7	$219.6	$1,083.6	$30.0	$29.5
As of December 31, 2025, undiscounted lease payments of the Company’s future operating leases that have not yet commenced were immaterial.
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
We also have funding requirements with respect to our pension obligations. We do not expect to make cash contributions to our U.S. SERP in 2026, but we do expect to make immaterial minimum funding cash contributions to our foreign pension plans in 2026. Our minimum funding requirements after 2026 will depend on several factors, including the investment performance of our retirement plans and prevailing interest rates. Our funding obligations may also be affected by changes in applicable legal requirements. We also have payments due with respect to our postretirement benefit obligations. Unlike our pension obligations, we do not prefund our postretirement benefit obligations; instead, payments are made as costs are incurred by covered retirees. We expect net other postretirement benefit payments to be approximately $2.1 million in 2026.
We may be required to make significant cash outlays due to our unrecognized tax benefits. However, due to the uncertainty of the timing of future cash flows associated with our unrecognized tax benefits, we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities. Accordingly, unrecognized tax benefits of $12.3 million as of December 31, 2025 have been excluded from the contractual obligations table above. See Note 15. “Income Taxes” to the consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data” of this Report for additional information.
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2025 for raw materials, supplies and capital expenditures in the normal course of business, supply contracts with customers, distribution agreements, joint venture agreements and other contracts without express funding requirements.
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
In the third quarter of 2023, we designated Liveline Technologies, Inc. (“Liveline”) as an unrestricted subsidiary under the terms of certain of its debt agreements. Liveline remains a wholly-owned subsidiary of Cooper-Standard Automotive Inc. Liveline incurred a net loss of $1.7 million, $2.5 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025 and 2024, Liveline had approximately $1.0 million and less than $0.5 million of gross assets, respectively. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Year Ended December 31,
	2025	2024	2023
	(Dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(4,165)	$(78,746)	$(201,985)
Income tax (benefit) expense	(19,205)	(23,348)	8,933
Interest expense, net of interest income	114,676	115,639	130,077
Depreciation and amortization	97,975	103,565	109,931
EBITDA	$189,281	$117,110	$46,956
Restructuring charges	19,981	23,601	18,018
Impairment charges (1)	369	713	4,768
Gain on sale of businesses, net (2)	(98)	(1,971)	(586)
Gain on sale of buildings and land, net (3)	—	(3,317)	—
Loss on refinancing and extinguishment of debt (4)	—	—	81,885
Pension settlement and curtailment charges (5)	134	44,553	16,035
Adjusted EBITDA	$209,667	$180,689	$167,076
(1)Non-cash impairment charges in 2025 and 2024 related to idle assets in certain locations in Asia Pacific. Non-cash impairment charges in 2023 related to certain assets in Europe and Asia Pacific.
(2)Gain on sale of businesses related to divestitures in 2024 and 2023. Gain recognized in 2025 related to final purchase price adjustments associated with the divestiture in 2024.
(3)In 2024, the Company recognized a gain on the sale of building and land related to a Canadian facility.
(4)Loss on refinancing and extinguishment of debt related to refinancing transactions in 2023.
(5)Non-cash net pension settlement and curtailment charges and administrative fees incurred related to certain of our U.S. and non-U.S. pension plans.
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
Foreign Currency Exchange Rate Risk. We use forward foreign exchange contracts to reduce the effect of fluctuations in foreign exchange rates on a portion of forecasted sales, material purchases, operating expenses and certain assets and liabilities. As of December 31, 2025, the notional amount of these contracts was $243.5 million. As of December 31, 2025, the fair value of the Company’s forward foreign exchange contracts was a net asset of $7.1 million. The potential fair value of the forward foreign exchange contracts from a hypothetical 10% adverse or favorable movement in the foreign currency exchange rates in relation to the U.S. Dollar is as follows:

	December 31, 2025	December 31, 2024
10% strengthening of U.S. Dollar	- $10.2 million	- $17.3 million
10% weakening of U.S. Dollar	+$28.4 million	+ $12.9 million

These estimates assume a parallel shift in all currency exchange rates and, as a result, may overstate the potential impact to earnings because currency exchange rates do not typically move all in the same direction.
In addition to transactional exposures, our operating results are impacted by the translation of our foreign operating income into U.S. Dollars. In 2025, net sales outside of the United States accounted for 78% of our consolidated net sales, although certain non-U.S. sales are U.S. Dollar denominated. We do not enter into foreign exchange contracts to mitigate this exposure.
Interest Rates. The Company historically used interest rate swap contracts to create fixed interest payments on variable rate debt instruments in order to manage exposure to fluctuations in interest rates. As of December 31, 2025 and 2024, we did not have any outstanding debt at variable interest rates and therefore did not enter into any interest rate swap contracts in 2025 or 2024.
Commodity Prices. We have commodity price risk with respect to purchases of certain raw materials, including natural gas and carbon black. Raw material, energy, and commodity costs have experienced significant volatility in recent years, though global commodity markets have shown substantial stabilization throughout 2024 and 2025. We did not enter into any commodity derivative instruments in 2025 or 2024. We will continue to evaluate, and may use, derivative financial instruments to manage our exposure to raw material, energy and commodity price fluctuations in the future.

Item 8.        Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Annual Financial Statements

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Cooper-Standard Holdings Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Realizability of Deferred Tax Assets in France and Spain

Description of the Matter	As described in Note 15, as of December 31, 2025, the Company has consolidated deferred tax assets of $521 million with a valuation allowance of $382 million. A valuation allowance is provided on deferred tax assets if the Company determines that it is more likely than not that the asset will not be realized. In making such determination, the Company considers all available evidence, both positive and negative, regarding the realization of the deferred tax assets and the assessment of the likelihood of sufficient future taxable income. Sources of taxable income include taxable income in prior carryback year(s) if carryback is permitted under the tax law, future reversals of existing taxable temporary differences, tax planning strategies that would be implemented and are prudent and feasible, and projections of future taxable income (exclusive of reversing temporary differences and carryforwards).

During 2025, the Company determined it was more likely than not that the deferred tax assets in France and Spain are realizable. As a result, the Company released the valuation allowance related to these deferred tax assets of $23.6 million and $17.7 million in France and Spain, respectively, and recorded a corresponding net income tax benefit.

We identified as a critical audit matter management’s determination that the positive evidence of the cumulative three-year trend of objective and verifiable pre-tax income and forecasts of taxable income outweighed the negative evidence of historical losses in France and Spain. Due to the judgment required by management in determining forecasted taxable income, a higher degree of auditor judgment and increased effort were necessary. This included the need to involve our income tax specialists to assist in performing our audit procedures to evaluate the Company’s assessment.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls relating to the realizability of deferred tax assets. This included controls over management’s projections of future taxable income.

To test the realizability of the Company’s deferred tax assets for the France and Spain jurisdictions, our audit procedures included evaluating the time period over which temporary differences are expected to reverse, evaluating the assumptions used by the Company to develop projections of future taxable income, and testing the calculations of existing taxable temporary differences. We evaluated the assumptions used by the Company to develop projections of future taxable income for the France and Spain jurisdictions and tested the completeness and accuracy of the underlying data used in its projections. We compared the projections of future taxable income for the France and Spain jurisdictions with the actual results of prior periods and considered external data sources and historical trends, to the extent applicable. Our income tax specialists were used to assist in the evaluation of the realizability of the Company’s deferred tax assets for the France and Spain jurisdictions, including consideration of applicable tax statutes.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Detroit, Michigan
February 13, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Cooper-Standard Holdings Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Cooper-Standard Holdings Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cooper-Standard Holdings Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Detroit, Michigan
February 13, 2026

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollar amounts in thousands except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Sales	$2,740,915	$2,730,893	$2,815,879
Cost of products sold	2,413,391	2,427,978	2,525,103
Gross profit	327,524	302,915	290,776
Selling, administration & engineering expenses	214,366	207,553	215,741
Gain on sale of businesses, net	(98)	(1,971)	(586)
Gain on sale of buildings and land, net	—	(3,317)	—
Amortization of intangibles	6,304	6,512	6,804
Restructuring charges	19,981	23,601	18,018
Impairment charges	369	713	4,768
Operating income	86,602	69,824	46,031
Interest expense, net of interest income	(114,676)	(115,639)	(130,077)
Equity in earnings of affiliates	5,620	6,828	3,281
Loss on refinancing and extinguishment of debt	—	—	(81,885)
Pension settlement and curtailment charges	(134)	(44,553)	(16,035)
Other expense, net	(931)	(17,938)	(15,698)
Loss before income taxes	(23,519)	(101,478)	(194,383)
Income tax (benefit) expense	(19,205)	(23,348)	8,933
Net loss	(4,314)	(78,130)	(203,316)
Net loss (income) attributable to noncontrolling interests	149	(616)	1,331
Net loss attributable to Cooper-Standard Holdings Inc.	$(4,165)	$(78,746)	$(201,985)

Net loss per share:
Basic	$(0.23)	$(4.48)	$(11.64)
Diluted	$(0.23)	$(4.48)	$(11.64)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(4,314)	$(78,130)	$(203,316)
Other comprehensive income (loss):
Currency translation adjustment	23,429	(24,227)	(214)
Benefit plan liabilities adjustment, net of tax	5,776	8,798	16,102
Pension settlement, net of tax	—	48,190	—
Fair value change of derivatives, net of tax	10,798	(4,312)	(8,163)
Other comprehensive income, net of tax	40,003	28,449	7,725
Comprehensive income (loss)	35,689	(49,681)	(195,591)
Comprehensive loss (income) attributable to noncontrolling interests	488	(832)	1,913
Comprehensive income (loss) attributable to Cooper-Standard Holdings Inc.	$36,177	$(50,513)	$(193,678)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$191,699	$170,035
Accounts receivable, net	334,267	310,738
Tooling receivable, net	72,316	69,204
Inventories	154,189	142,401
Prepaid expenses	23,940	25,833
Income tax receivable and refundable credits	11,499	11,576
Value added tax receivable	47,329	45,120
Other current assets	45,861	30,349
Total current assets	881,100	805,256
Property, plant and equipment, net	523,508	539,201
Operating lease right-of-use assets, net	83,474	87,292
Goodwill	140,696	140,443
Intangible assets, net	28,978	33,805
Deferred tax assets	103,112	63,240
Other assets	72,306	63,828
Total assets	$1,833,174	$1,733,065

Liabilities and Equity
Current liabilities:
Debt payable within one year	$86,121	$42,428
Accounts payable	337,319	295,178
Payroll liabilities	122,395	103,701
Accrued liabilities	114,150	116,617
Current operating lease liabilities	18,412	18,859
Total current liabilities	678,397	576,783
Long-term debt	1,018,483	1,057,839
Pension benefits	91,336	89,253
Postretirement benefits other than pensions	26,461	26,336
Long-term operating lease liabilities	69,806	71,907
Deferred tax liabilities	3,475	3,801
Other liabilities	36,793	40,516
Total liabilities	1,924,751	1,866,435
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	—	—
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,702,818 shares issued and 17,637,009 outstanding as of December 31, 2025, and 19,392,340 shares issued and 17,326,531 outstanding as of December 31, 2024	17	17
Additional paid-in capital	524,312	518,208
Retained deficit	(474,727)	(470,562)
Accumulated other comprehensive loss	(133,090)	(173,432)
Total Cooper-Standard Holdings Inc. equity	(83,488)	(125,769)
Noncontrolling interests	(8,089)	(7,601)
Total equity	(91,577)	(133,370)
Total liabilities and equity	$1,833,174	$1,733,065
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2022	17,108,029	$17	$507,498	$(189,831)	$(209,971)	$107,713	$(6,521)	$101,192
Share-based compensation, net	89,450	—	4,666	—	—	4,666	—	4,666
Net loss for 2023	—	—	—	(201,985)	—	(201,985)	(1,331)	(203,316)
Other comprehensive income (loss)	—	—	—	—	8,306	8,306	(581)	7,725
Balance as of December 31, 2023	17,197,479	$17	$512,164	$(391,816)	$(201,665)	$(81,300)	$(8,433)	$(89,733)
Share-based compensation, net	129,052	—	6,044	—	—	6,044	—	6,044
Net (loss) income for 2024	—	—	—	(78,746)	—	(78,746)	616	(78,130)
Other comprehensive income	—	—	—	—	28,233	28,233	216	28,449
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	310,478	—	6,104	—	—	6,104	—	6,104
Net loss for 2025	—	—	—	(4,165)	—	(4,165)	(149)	(4,314)
Other comprehensive income (loss)	—	—	—	—	40,342	40,342	(339)	40,003
Balance as of December 31, 2025	17,637,009	$17	$524,312	$(474,727)	$(133,090)	$(83,488)	$(8,089)	$(91,577)
The accompanying notes are an integral part of these consolidated financial statements.

COOPER-STANDARD HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities:
Net loss	$(4,314)	$(78,130)	$(203,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	91,671	97,053	103,127
Amortization of intangibles	6,304	6,512	6,804
Gain on sale of businesses, net	(98)	(1,971)	(586)
Gain on sale of buildings and land, net	—	(3,317)	—
Impairment charges	369	713	4,768
Pension settlement and curtailment charges	134	44,553	16,035
Share-based compensation expense	15,248	9,161	7,718
Equity in earnings of affiliates, net of dividends related to earnings	(746)	(3,246)	(982)
Loss on refinancing and extinguishment of debt	—	—	81,885
Payment-in-kind interest	—	12,367	58,808
Deferred income taxes	(35,120)	(45,466)	(5,813)
Other	5,027	5,291	4,838
Changes in operating assets and liabilities:
Accounts and tooling receivable	(12,180)	67,761	(12,333)
Inventories	(4,362)	(3,125)	6,412
Prepaid expenses	2,813	1,119	2,924
Income tax receivable and refundable credits	622	(836)	2,603
Accounts payable	21,616	(18,440)	6,743
Payroll and accrued liabilities	1,266	(19,968)	16,924
Other	(23,808)	6,338	20,718
Net cash provided by operating activities	64,442	76,369	117,277
Investing activities:
Capital expenditures	(48,192)	(50,498)	(80,743)
Proceeds from sale of businesses, net of cash divested	2,558	763	15,351
Proceeds from sale of fixed assets	—	4,328	—
Other	—	287	424
Net cash used in investing activities	(45,634)	(45,120)	(64,968)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	—	—	924,299
Repayment and refinancing of long-term debt	—	—	(927,046)
Principal payments on long-term debt	(2,262)	(2,464)	(2,127)
Increase (decrease) in short-term debt, net	22	(7,288)	(1,234)
Debt issuance costs and other fees	—	(1,936)	(74,376)
Taxes withheld and paid on employees' share-based payment awards	(1,728)	(612)	(214)
Contribution from noncontrolling interests and other	—	38	(439)
Proceeds from other financing activities	—	2,617	—
Net cash used in financing activities	(3,968)	(9,645)	(81,137)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	6,345	(5,968)	(918)
Changes in cash, cash equivalents and restricted cash	21,185	15,636	(29,746)
Cash, cash equivalents and restricted cash at beginning of period	178,697	163,061	192,807
Cash, cash equivalents and restricted cash at end of period	$199,882	$178,697	$163,061
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheet:
Cash and cash equivalents	$191,699	$170,035	$154,801
Restricted cash included in other current assets	6,581	7,590	7,244
Restricted cash included in other assets	1,602	1,072	1,016
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$199,882	$178,697	$163,061
Supplemental disclosure:
Cash paid for interest	$113,869	$101,514	$78,699
Cash paid for income taxes, net of refunds	9,047	19,085	10,301
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
The Company believes it is the largest global producer of sealing systems, the second largest global producer of the types of fuel and brake delivery products that it manufactures and the third largest global producer of the types of fluid transfer systems that it manufactures. The Company designs and manufactures its products in each major region of the world through a disciplined and sustained approach to engineering and operational excellence. The Company operates in 65 manufacturing locations and 43 design, engineering, administrative and logistics locations in 20 countries around the world.
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
The equity method of accounting is followed for investments in which the Company does not have control but does have the ability to exercise significant influence over operating and financial policies. Generally, this occurs when ownership is between 20% to 50%.
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
Allowance for Credit Losses – An allowance for credit losses is established through charges to the provision for credit losses when it is probable that the outstanding receivable or reimbursable tooling will not be collected. The Company evaluates the adequacy of the allowance for credit losses on a periodic basis, including historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. This evaluation is inherently subjective, as it requires estimates that are susceptible to revision as more information becomes available. The allowance for credit losses was $6,602 and $5,437 as of December 31, 2025 and 2024, respectively.

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

	December 31,
	2025	2024
Finished goods	$41,674	$39,299
Work in process	38,438	36,785
Raw materials and supplies	74,077	66,317
Total	$154,189	$142,401
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
Pre-production Costs Related to Long-Term Supply Arrangements – Costs for molds, dies and other tools owned by the Company to produce products under long-term supply arrangements are recorded at cost in property, plant and equipment and amortized over the lesser of three years or the term of the related supply agreement. The amounts capitalized were $4,902 and $3,368 as of December 31, 2025 and 2024, respectively. The Company expenses all pre-production tooling costs related to customer-owned tools for which reimbursement is not contractually guaranteed by the customer. Reimbursable tooling costs are recorded in tooling receivable in the consolidated balance sheets if considered to be receivable in the next twelve months, and in other assets if considered to be receivable beyond twelve months. Tooling receivable for customer-owned tooling as of December 31, 2025 and 2024 was $72,316 and $69,204, respectively. Reimbursable tooling costs included in other assets in the accompanying consolidated balance sheets were $29,868 and $18,724 as of December 31, 2025 and 2024, respectively.
Goodwill – The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying value of goodwill may be impaired. Goodwill impairment testing is performed at the reporting unit level. The Company tests goodwill for impairment by performing a qualitative assessment or using a quantitative test. The impairment review for goodwill allows the Company to first assess qualitative factors to determine whether it is necessary to perform a more detailed quantitative goodwill impairment test. The Company would perform a quantitative test if the qualitative assessment determined it is more likely than not that a reporting unit’s carrying value is more than its fair value. The Company may also elect to bypass the qualitative assessment and proceed directly to the quantitative test for any reporting unit. If the carrying value for any reporting unit exceeds its fair value, a goodwill impairment charge is recorded based on that difference.
In the fourth quarters of 2025 and 2024, the Company completed a quantitative and qualitative goodwill impairment test, respectively. After evaluating the results, events and circumstances, the Company concluded that sufficient evidence existed to assert that the fair value of its reporting units remained in excess of their carrying values. See Note 9. “Goodwill and Intangible Assets” for additional information.
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
The Company applies the optional exemption to forgo disclosing information about its remaining performance obligations because its contracts usually have an original expected duration of one year or less. The Company also applies an accounting policy to treat shipping and handling costs that are incurred after revenue is recognizable as a fulfillment activity by expensing such costs as incurred, instead of as a separate performance obligation. Amounts billed to customers related to shipping and handling are included in sales in the Company’s consolidated statements of operations. Shipping and handling costs are included in cost of products sold in the Company’s consolidated statements of operations.
Research and Development – Engineering, research and development, and program management costs are charged to selling, administration and engineering expenses as incurred and totaled $80,642, $82,818 and $84,112 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
3. New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standards Updates (“ASU”) in 2025, which did not have a material impact on its consolidated financial statements:

Standard	Description	Effective Date
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
Requires disclosure of specific categories in the effective tax rate reconciliation, including additional information for reconciling items that meet a quantitative threshold, as well as disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes, and further disaggregated by jurisdiction based on a quantitative threshold beginning with this Annual Report on Form 10-K. See Note 15. “Income Taxes” for required disclosures.
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
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures. The Company is currently evaluating the impact of these updates on its consolidated financial statements and disclosures.

Standard	Description	Effective Date
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
January 1, 2026
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	Enables entities to expand the application of hedge accounting to a broader scope of highly effective economic hedges of forecasted transactions in order to more closely align hedge accounting with the economics of entities’ risk management activities.	January 1, 2027
ASU 2025-12, Codification Improvements	Updates the ASC for a broad range of topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements.	January 1, 2027
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure of specified information about certain expenses presented in the statements of operations within the notes to financial statements at each interim and annual reporting period. The update also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	January 1, 2027
ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	January 1, 2027
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Modernizes the accounting for costs related to internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. Under the new guidance, capitalization of software costs begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose.	January 1, 2028
ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements
Clarifies the applicability of current interim disclosure requirements under ASC 270, Interim Reporting, and provides a comprehensive list of required interim disclosures. The update also incorporates a disclosure principle that requires entities to disclose material events that occur after the end of the last annual reporting period.
January 1, 2028
ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Provides recognition, measurement, and presentation guidance for government grants received by business entities. The update also defines government grants and clarifies their scope, establishes recognition criteria, and includes disclosure requirements regarding the nature of government grants, accounting policies applied, and significant terms and conditions.	January 1, 2029

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
4. Divestitures
2024 Divestiture
In the fourth quarter of 2024, the Company completed the sale of its non-core Canadian tooling business. Under the terms of the agreement, total cash proceeds of $2,558 were received during the year ended December 31, 2025. A contingent payment of up to $2,000 may be received in the future based on the Company issuing a set value of purchase orders to the buyer over a specified period.
The Company recognized a net gain of $98 related to final purchase price adjustments associated with the sale and a net gain of $1,971 during the years ended December 31, 2025 and December 31, 2024, respectively, included in the consolidated statements of operations.
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
Revenue by customer group for the year ended December 31, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,385,445	$1,233,686	$—	$2,619,131
Commercial	27,695	8,945	7,714	44,354
Other	2,148	9,479	65,803	77,430
Revenue	$1,415,288	$1,252,110	$73,517	$2,740,915
Revenue by customer group for the year ended December 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,386,893	$1,212,444	$—	$2,599,337
Commercial	30,909	10,720	7,891	49,520
Other	2,232	13,673	66,131	82,036
Revenue	$1,420,034	$1,236,837	$74,022	$2,730,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by customer group for the year ended December 31, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,414,502	$1,237,300	$2,650	$2,654,452
Commercial	28,750	12,447	7,742	48,939
Other	1,245	15,206	96,037	112,488
Revenue	$1,444,497	$1,264,953	$106,429	$2,815,879
Substantially all the Company’s revenue is generated from sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.

Fluid Handling Systems	Fuel and Brake Delivery Systems: Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems: Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain and HVAC operation.
Revenue by geographical region for the year ended December 31, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$604,506	$931,792	$—	$1,536,298
Europe	458,652	131,355	—	590,007
Asia Pacific	266,453	152,761	—	419,214
South America	85,677	36,202	—	121,879
Corporate, eliminations and other	—	—	73,517	73,517
Revenue	$1,415,288	$1,252,110	$73,517	$2,740,915
Revenue by geographical region for the year ended December 31, 2024 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$611,761	$916,005	$—	$1,527,766
Europe	461,798	125,390	—	587,188
Asia Pacific	254,446	161,389	—	415,835
South America	92,029	34,053	—	126,082
Corporate, eliminations and other	—	—	74,022	74,022
Revenue	$1,420,034	$1,236,837	$74,022	$2,730,893

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Revenue by geographical region for the year ended December 31, 2023 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$551,293	$934,797	$—	$1,486,090
Europe	515,199	133,056	—	648,255
Asia Pacific	284,416	165,060	—	449,476
South America	93,589	32,040	—	125,629
Corporate, eliminations and other	—	—	106,429	106,429
Revenue	$1,444,497	$1,264,953	$106,429	$2,815,879
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
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the year ended December 31, 2025.
The Company’s contract liabilities consist of advance payments received and due from customers. Net contract assets (liabilities) as of December 31, 2025 and December 31, 2024 consisted of the following:

	December 31, 2025	December 31, 2024	Change
Contract assets	$3,526	$650	$2,876
Contract liabilities	—	(14)	14
Net contract assets	$3,526	$636	$2,890
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the consolidated balance sheets as of December 31, 2025 and December 31, 2024, were current liabilities of $7,676 and $9,918, respectively, and long-term liabilities of $1,265 and $1,597, respectively.
The Company provides assurance-type warranties to its customers. These warranties offer assurance that the related products will perform as intended and conform to agreed-upon specifications. Costs associated with these warranties are recognized in cost of products sold in the consolidated statements of operations.
6. Restructuring
On an ongoing basis, the Company evaluates its business and objectives to ensure it is appropriately structured and sized in response to changing market conditions. As a result, the Company has implemented several restructuring initiatives, including closure or consolidation of facilities throughout the world and the reorganization of its operating structure.
In May 2024, the Board of Directors of the Company approved a restructuring plan that eliminated approximately 400 salaried, contract and open positions based on the Company’s new product line organizational structure and current and anticipated market demands. This restructuring effort aimed to further improve and maximize the Company’s operational efficiency by streamlining business practices and deployed resources and improving the organization’s overall cost structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
After recognizing approximately $17,000 of restructuring expenses related to this plan during the year ended December 31, 2024, the Company did not recognize any significant additional expenses related to this plan during the year ended December 31, 2025 and does not anticipate doing so in the future. Cash expenditures include severance and other related costs directly attributable to the restructuring activities which were paid in 2024 and to a lesser extent in 2025. The restructuring activities are anticipated to generate annualized savings of approximately $40,000 to $45,000.
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
Restructuring charges by segment for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Sealing Systems	$14,091	$16,144	$8,802
Fluid Handling Systems	4,884	2,841	6,663
Corporate and other	1,006	4,616	2,553
Total	$19,981	$23,601	$18,018
Restructuring activity for all restructuring initiatives for the years ended December 31, 2025 and 2024 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2023	$18,960	$5,333	$24,293
Expense	21,596	2,005	23,601
Cash payments	(23,728)	(2,755)	(26,483)
Foreign exchange translation and other	(1,771)	362	(1,409)
Balance as of December 31, 2024	$15,057	$4,945	$20,002
Expense	9,761	10,220	19,981
Cash payments	(13,579)	(12,772)	(26,351)
Non-cash asset impairments included in expense	—	(1,023)	(1,023)
Foreign exchange translation and other	961	560	1,521
Balance as of December 31, 2025	$12,200	$1,930	$14,130
Restructuring expense for the year ended December 31, 2025 primarily consisted of other exit costs associated with the closure and downsizing of certain plants in Europe and North America, as well as employee separation costs related to workforce reduction initiatives aimed at optimizing the Company’s cost structure.
Restructuring expense for the year ended December 31, 2024 primarily consisted of employee separation costs related to workforce reduction initiatives aimed at optimizing the Company’s cost structure. Other exit costs for the year ended December 31, 2024 included expenses associated with the closure of certain plants in Europe and North America.
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
The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Operating lease expense	$26,988	$27,220	$28,128
Short-term lease expense	5,358	5,585	5,037
Variable lease expense	2,875	2,817	2,310
Finance lease expense:
Amortization of right-of-use assets	2,210	2,291	2,216
Interest on lease liabilities	1,008	1,152	1,292
Total lease expense	$38,439	$39,065	$38,983
The Company recorded sublease income of $957, $2,017 and $1,213 for the years ended December 31, 2025, 2024 and 2023, respectively.
Other information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$27,330	$27,611	$28,432
Operating cash flows for finance leases	1,002	1,156	1,292
Financing cash flows for finance leases	2,380	2,527	2,247
Non-cash right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,812	10,201	8,653
Finance leases	157	—	540

Weighted Average Remaining Lease Term (in years)
Operating leases	6.0	6.7	7.3
Finance leases	6.4	7.2	7.9

Weighted Average Discount Rate
Operating leases	7.1%	7.2%	6.7%
Finance leases	5.7%	6.0%	6.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Future lease payments under non-cancellable leases as of December 31, 2025 were as follows:

Year	Operating Leases	Finance Leases
2026	$23,633	$2,980
2027	18,948	2,903
2028	16,883	2,492
2029	12,599	5,721
2030	10,015	1,691
Thereafter	24,150	5,307
Total future lease payments	$106,228	$21,094
Less: imputed interest	(18,010)	(3,758)
Total	$88,218	$17,336
Amounts recognized on the consolidated balance sheets as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Operating Leases
Operating lease right-of-use assets, net	$83,474	$87,292
Current operating lease liabilities	18,412	18,859
Long-term operating lease liabilities	69,806	71,907

Finance Leases
Property, plant and equipment, net	$17,260	$18,241
Debt payable within one year	2,088	2,655
Long-term debt	15,248	16,301
As of December 31, 2025, the Company had additional leases that have not yet commenced with undiscounted lease payments of approximately $42. These leases will commence in 2026 with lease terms up to four years.
8. Property, Plant and Equipment, Net
Property, plant and equipment, net consists of the following:

	December 31,		Estimated
	2025	2024	Useful Lives
Land and improvements	$45,022	$41,945	10 to 25 years
Buildings and improvements	274,806	256,606	10 to 40 years
Machinery and equipment	1,252,002	1,187,476	5 to 10 years
Construction in progress	55,021	60,142
Property, plant and equipment	$1,626,851	$1,546,169
Accumulated depreciation	(1,103,343)	(1,006,968)
Property, plant and equipment, net	$523,508	$539,201
For the year ended December 31, 2024, the Company closed on a transaction to sell building and land related to a previously closed Canadian facility. The Company received cash proceeds of $4,003 and recorded a gain on the sale transaction of $3,317, which is included in the consolidated statements of operations. The transaction included the removal of property, plant and equipment with a gross carrying value of $3,363 and accumulated depreciation of $2,676, which is reflected in the balance sheet as of December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
For the year ended December 31, 2023, the Company recorded impairment charges of $2,348, related to machinery and equipment due to operating performance challenges at certain locations in North America, Europe, and Asia Pacific. The fair value of machinery and equipment was determined using estimated orderly liquidation value, which was deemed the highest and best use of the assets. Meanwhile, the fair value of real estate assets was determined using a value-in-exchange approach, which indicated that their fair value exceeded their carrying value.
For the years ended December 31, 2025, 2024 and 2023, the Company also recorded impairment charges of $369, $713 and $1,633, respectively, due to idle assets in certain locations in Asia Pacific and Europe. The fair value was determined using estimated salvage value, which was deemed the highest and best use of the assets.
Asset impairment charges by segment for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Sealing Systems	$268	$531	$164
Fluid Handling Systems	101	130	2,567
Corporate and other	—	52	1,250
Total (1)	$369	$713	$3,981
(1)     Excludes $787 of non-cash impairment charges for the year ended December 31, 2023 associated with a joint venture in the Asia Pacific region as disclosed in Note 4. “Divestitures”.
9. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the years ended December 31, 2025 and 2024 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2023	$47,775	$80,303	$12,736	$140,814
Foreign exchange translation	(371)	—	—	(371)
Balance as of December 31, 2024	47,404	80,303	12,736	140,443
Foreign exchange translation	253	—	—	253
Balance as of December 31, 2025	$47,657	$80,303	$12,736	$140,696
The Company performed its annual goodwill impairment during the fourth quarters of 2025, 2024 and 2023.
During the fourth quarter of 2025, the Company performed a quantitative goodwill impairment test. The fair value of each reporting unit was determined and compared to its carrying value. If the carrying value had exceeded the fair value, an impairment charge would have been recorded for the difference. The results of the annual quantitative impairment analyses indicated that the fair value of all reporting units exceeded their carrying values, resulting in no goodwill impairment for the year ended December 31, 2025.
During the fourth quarter of 2024, the Company performed a qualitative assessment, which was partly informed by quantitative valuations of each reporting unit conducted as of January 1, 2024, following a change to the Company’s management reporting structure with the launch of global product line-focused business segments. Based on this assessment, the Company concluded that it is more likely than not that the fair value of each reporting unit exceeds its carrying amount, and therefore, no goodwill impairment was required for the year ended December 31, 2024.
During the fourth quarter of 2023, the Company performed a quantitative goodwill impairment test. The fair value of each reporting unit was determined and compared to its carrying value. If the carrying value had exceeded the fair value, an impairment charge would have been recorded for the difference. The results of the annual quantitative impairment analyses indicated that the fair value of all reporting units exceeded their carrying values, resulting in no goodwill impairment for the year ended December 31, 2023.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The write off of goodwill of $1,300 during the year ended December 31, 2023 is related to the sale of the European technical rubber products business. Refer to Note 4. “Divestitures” for additional information.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of December 31, 2025 and 2024 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,572	$(141,885)	$10,687
Other	39,393	(21,102)	18,291
Balance as of December 31, 2025	$191,965	$(162,987)	$28,978

Customer relationships	$152,054	$(137,654)	$14,400
Other	37,737	(18,332)	19,405
Balance as of December 31, 2024	$189,791	$(155,986)	$33,805
Estimated amortization expense for the next five years is shown in the table below:

Year	Expense
2026	$5,400
2027	5,140
2028	4,199
2029	3,171
2030	2,870
10. Debt and Other Financing
A summary of outstanding debt as of December 31, 2025 and December 31, 2024 was as follows:

	December 31,
	2025	2024
First Lien Notes	$613,577	$610,955
Third Lien Notes	389,658	388,169
2026 Senior Notes	42,491	42,415
Finance leases	17,336	18,956
Other borrowings	41,542	39,772
Total debt	1,104,604	1,100,267
Less: current portion	(86,121)	(42,428)
Total long-term debt	$1,018,483	$1,057,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
The principal maturities of debt, at nominal value, as of December 31, 2025 are as follows:

Year	Debt and Finance Lease Obligations*
2026	$87,077
2027	1,011,524
2028	2,492
2029	5,721
2030	1,691
Thereafter	5,307
Total	$1,113,812
*    Inclusive of imputed interest on finance leases.
The weighted average interest rate of our debt payable within one year was 4.3% as of December 31, 2025 and 3.4% as of December 31, 2024.
First Lien Notes
On January 27, 2023, the Company issued $580,000 aggregate principal amount of its 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”). The First Lien Notes mature on March 31, 2027 and bear interest at the rate of 13.50% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay up to 4.50% of the interest by increasing the principal amount of the outstanding First Lien Notes or, in limited circumstances, by issuing additional First Lien Notes. As of December 31, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the First Lien Notes were $613,577 and $610,955, respectively. These balances reflect the Company’s election to pay 4.50% of the interest for the first three interest payments as payment-in-kind. The Company elected to pay the fourth interest payment, due December 15, 2024, entirely in cash.
As of December 31, 2025 and December 31, 2024, the Company had $3,148 and $5,666, respectively, of unamortized debt issuance costs, and $129 and $233, respectively, of unamortized original issue discount related to the First Lien Notes. These amounts are presented as direct deductions from the principal balance in the consolidated balance sheets. Both the debt issuance costs and the original issue discount are amortized into interest expense over the term of the First Lien Notes.
Third Lien Notes
On January 27, 2023, the Company issued $357,446 aggregate principal amount of its 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”). The Third Lien Notes mature on May 15, 2027 and bear interest at the rate of 5.625% per annum, payable in cash semi-annually on June 15 and December 15 of each year. Interest payments commenced on June 15, 2023. For the first four interest periods, the Company had the option, at its sole discretion, to pay interest at 10.625% per annum either by increasing the principal amount of the outstanding Third Lien Notes or, in limited circumstances, by issuing additional Third Lien Notes. As of December 31, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the Third Lien Notes were $389,658 and $388,169, respectively. These amounts reflect the Company’s election to fully pay the first two interest payments as payment-in-kind. The Company elected to pay the third and fourth interest payments on the Third Lien Notes, due June 15, 2024 and December 15, 2024, respectively, in cash.
As of December 31, 2025 and December 31, 2024, the Company had $2,109 and $3,598, respectively, of unamortized debt issuance costs related to the Third Lien Notes. These amounts are presented as direct deductions from the principal balance in the consolidated balance sheets. The debt issuance costs are amortized into interest expense over the term of the Third Lien Notes.
2026 Senior Notes
On November 2, 2016, the Company issued $400,000 aggregate principal amount of its 5.625% Senior Notes due 2026 (the “2026 Senior Notes”). As part of certain refinancing transactions that were completed on January 27, 2023, the Company exchanged $357,446 aggregate principal amount of its 2026 Senior Notes for $357,446 aggregate principal amount of its newly issued Third Lien Notes. Following the completion of the exchange, $42,554 aggregate principal amount of the 2026 Senior Notes remained outstanding. As of December 31, 2025 and December 31, 2024, the outstanding aggregate carrying amounts of the 2026 Senior Notes recognized in the consolidated balance sheets is $42,491 and $42,415, respectively. The 2026 Senior Notes mature

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
on November 15, 2026 and bear interest at the rate of 5.625% per annum, which is payable in cash semi-annually on May 15 and November 15 of each year.
As of December 31, 2025 and December 31, 2024, the Company had $63 and $139, respectively, of unamortized debt issuance costs related to the 2026 Senior Notes. These amounts are presented as direct deductions from the principal balance in the consolidated balance sheets. The debt issuance costs are being amortized into interest expense over the term of the 2026 Senior Notes.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. In March 2020, the Company entered into Amendment No. 1 to the Third Amended and Restated Loan Agreement (“the First Amendment”). As a result of the First Amendment, the ABL Facility maturity was extended to March 2025, and the aggregate revolving loan commitment was reduced to $180,000. In May 2020, the Company entered into Amendment No. 2 to the Third Amended and Restated Loan Agreement (the “Second Amendment”), which modified certain covenants under the ABL Facility. In December 2022, the Company entered into Amendment No. 3 to the Third Amended and Restated Loan Agreement (the “Third Amendment”), which became effective on January 27, 2023. In May 2024, the Company entered into Amendment No. 4 to the Third Amended and Restated Loan Agreement (the “Fourth Amendment”), which, among other things, (1) extended the termination date for revolving commitments totaling $150,000 from March 24, 2025 ( “Existing Termination Date”) to May 6, 2029; (2) provided for leverage-based interest rate margin and commitment fee step-downs; and (3) replaced the Canadian BA Rate with Term CORRA as the applicable benchmark rate for all purposes under the ABL Facility for revolving loans denominated in Canadian Dollars. In September 2024, the Company entered into an agreement to transfer and assign revolving commitments totaling $35,000 from certain existing ABL Facility lenders to new ABL Facility lenders. As part of this agreement, the termination date for all outstanding revolving commitments that had not been previously extended was extended from the Existing Termination Date to May 6, 2029, with the aggregate revolving loan commitment remaining at $180,000.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by Cooper-Standard Automotive Inc. and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of December 31, 2025 was $168,282 and the monthly fixed charge coverage ratio was at a level that provided the Company with full access to the borrowing base. Net of $7,385 of outstanding letters of credit, the Company effectively had $160,897 available for borrowing under its ABL Facility as of December 31, 2025.
As of December 31, 2025 and December 31, 2024, there were no borrowings under the ABL Facility.
As of December 31, 2025 and December 31, 2024, the Company had $840 and $1,680, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the First Lien Notes, Third Lien Notes, 2026 Senior Notes, and ABL Facility as of December 31, 2025.
Other Financing
Finance leases and other. Other borrowings as of December 31, 2025 and December 31, 2024, reflect finance leases and other borrowings under local bank lines classified in debt payable within one year in the consolidated balance sheets.
Receivables factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indentures governing the First Lien Notes, Third Lien Notes, and 2026 Secured Notes. The European factoring facility allows the Company to factor up to €80,000 of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires on December 31, 2026.

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
Amounts outstanding under the European factoring facility as of December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025	December 31, 2024
Off-balance sheet arrangements	$70,729	$53,377
Accounts receivable factored and related costs associated with the European factoring facility for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Off-Balance Sheet Arrangements
	Year Ended December 31,
	2025	2024	2023
Accounts receivable factored	$462,956	$497,408	$420,119
Costs	2,135	2,904	2,226
As of December 31, 2025 and December 31, 2024, cash collections on behalf of the Factor that had yet to be remitted were $1,606 and $838, respectively, and are reflected in other current assets as restricted cash with a corresponding payable reflected in accrued liabilities in the consolidated balance sheets.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$7,211	$269	Level 2
Forward foreign exchange contracts - accrued liabilities	$(68)	$(4,109)	Level 2
Derivatives not designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$—	$86	Level 2
Items Measured at Fair Value on a Nonrecurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a nonrecurring basis, which are not included in the table above. As these nonrecurring fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. For additional information on assets and liabilities measured at fair value on a nonrecurring basis see Note 2. “Basis of Presentation and Summary of Significant Accounting Policies”, Note 4. “Divestitures”, Note 8. “Property, Plant and Equipment, Net”, and Note 9. “Goodwill and Intangible Assets”.
Items Not Carried at Fair Value
Fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Aggregate fair value	$1,062,833	$1,012,495
Aggregate carrying value (1)	$1,051,175	$1,051,175
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flow arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of December 31, 2025 and 2024, the notional amount of these contracts was $222,988 and $188,140, respectively, and consisted of hedges of cash flow transactions extending out to December 2026.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain (Loss) Recognized in OCI
	Year Ended December 31,
	2025	2024
Cash flow hedges	$18,132	$(8,045)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Year Ended December 31,
	2025	2024
Cash flow hedges	$7,140	$(3,919)
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. Effective in the third quarter of 2024, the Company began using one-month forward contracts to manage exposure related to foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815 and therefore are marked-to-market with changes in fair value recorded to earnings. The principal currencies hedged by the Company are the Mexican Peso and Brazil Real. As of December 31, 2025 and 2024, the notional amount outstanding was $20,489 and $16,426, respectively.
Pretax amounts related to the Company’s non-designated derivatives recognized in other expense, net were as follows:

	(Loss) Gain Recognized in Income
	Year Ended December 31,
	2025	2024
Non-designated foreign currency contracts	$(3,908)	$690
12. Pensions
The Company maintains defined benefit pension plans covering certain employees in certain international locations and a supplemental employee retirement plan (“SERP”) for certain employees located in the United States. The majority of these plans are frozen, and all are closed to new employees. Benefits generally are based on compensation, length of service and age for salaried employees and on length of service for hourly employees. The Company’s policy is to fund pension plans such that sufficient assets will be available to meet future benefit requirements and contribute amounts required by local statute.
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
For the year ended December 31, 2025, the Company recognized a net, pension settlement loss of $134 in the consolidated statements of operations related to lump sum payments made to eligible plan participants in certain international locations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pension Plan Funded Status Reconciliation
Information related to the Company’s defined benefit pension plans was as follows:

	Year Ended December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in projected benefit obligations:
Projected benefit obligations at beginning of period	$9,782	$110,536	$161,813	$126,795
Service cost	—	2,483	—	2,338
Interest cost	510	4,839	2,252	4,774
Net actuarial loss (gain)	502	(9,098)	(11,378)	(4,753)
Benefits paid	(1,041)	(6,455)	(6,426)	(4,687)
Foreign currency exchange rate effect	—	12,030	—	(9,421)
Settlements and curtailments	—	(1,503)	(136,479)	(4,686)
Other	—	(208)	—	176
Projected benefit obligations at end of period	$9,753	$112,624	$9,782	$110,536

Change in plan assets:
Fair value of plan assets at beginning of period	$—	$29,428	$147,457	$34,550
Actual return on plan assets	—	722	(5,686)	2,393
Employer contributions	1,041	5,339	1,042	4,711
Benefits paid	(1,041)	(6,455)	(6,426)	(4,687)
Foreign currency exchange rate effect	—	1,376	—	(2,767)
Settlements and curtailments	—	(1,503)	(136,479)	(4,552)
Other	—	—	92	(220)
Fair value of plan assets at end of period	$—	$28,907	$—	$29,428

Funded status of the plans	$(9,753)	$(83,717)	$(9,782)	$(81,108)
The U.S. amounts provided in the table above for projected benefit obligations at end of period, fair value of plan assets at end of period, and funded status of the plans for the year ended December 31, 2025 relate only to the Company’s U.S. SERP.

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Other assets	$—	$3,338	$—	$3,253
Accrued liabilities	(1,007)	(4,465)	(1,005)	(3,885)
Pension benefits (long-term)	(8,746)	(82,590)	(8,777)	(80,476)
The U.S. amounts provided in the table above for amounts recognized in the consolidated balance sheet as of December 31, 2025 relate only to the Company’s U.S. SERP.
Pre-tax amounts included in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost (income) as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$(8)	$—	$(8)
Actuarial (losses) gains	(3,035)	4,401	(2,671)	(4,836)

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
The accumulated benefit obligations for all domestic and international defined benefit pension plans was $9,753 and $104,687 as of December 31, 2025 and $9,782 and $103,186 as of December 31, 2024, respectively. As of December 31, 2025, the fair value of plan assets for one of the Company’s defined benefit plans exceeded the projected benefit obligations of $14,773 by $3,338.
The components of net periodic benefit cost (income) for the Company’s defined benefit plans were as follows:

	Year Ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$2,483	$—	$2,338	$—	$2,161
Interest cost	510	4,839	2,252	4,774	9,254	5,198
Expected return on plan assets	—	(809)	(1,701)	(1,319)	(8,451)	(1,230)
Amortization of prior service cost and actuarial loss	138	6	680	211	3,110	24
Settlement loss (gain)	—	134	44,571	87	16,285	(248)
Curtailment gain	—	—	—	(105)	—	—
Net periodic benefit cost	$648	$6,653	$45,802	$5,986	$20,198	$5,905
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the consolidated statements of operations. Any losses or gains associated with pension settlements, curtailments or other special one-time events are presented separately in the consolidated statements of operations for all periods presented. All other components of net periodic benefit cost (income) are included in other expense, net, in the consolidated statements of operations for all periods presented.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.00%	4.69%	5.50%	4.21%
Rate of compensation increase	N/A*	3.23%	N/A*	3.14%
Cash balance interest credit rate	N/A	N/A	N/A	N/A
*    The U.S assumptions relate only to the Company’s U.S. SERP which is a frozen plan; therefore, the rate of compensation increase was not applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	4.21%	5.10%	4.00%	4.55%	4.45%
Expected return on plan assets	N/A*	2.75%	N/A*	4.07%	4.50%	3.84%
Rate of compensation increase	N/A**	3.14%	N/A**	3.20%	N/A***	3.01%
*    There were no U.S. plan assets as of December 31, 2025 and as of December 31, 2024; therefore, the expected return on plan assets for the years ended December 31, 2025 and December 31, 2024 was not applicable.
**    The U.S assumptions relate only to the Company’s U.S. SERP which is a frozen plan; therefore, the rate of compensation increase was not applicable.
***    The U.S. plans were frozen for the year ended December 31, 2023; therefore, the rate of compensation increase was not applicable.
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
The fair value of the Company’s pension plan assets by category using the three-level hierarchy (see Note 11. “Fair Value Measurements and Financial Instruments”) as of December 31, 2025 and 2024 was as follows:

December 31, 2025	Level 1	Level 2	Total
Equity funds	$—	$6,652	$6,652
Bond funds	—	20,879	20,879
Cash and cash equivalents	1,376	—	1,376
Total	$1,376	$27,531	$28,907

December 31, 2024	Level 1	Level 2	Total
Equity funds	$—	$6,597	$6,597
Bond funds	—	21,216	21,216
Cash and cash equivalents	1,615	—	1,615
Total	$1,615	$27,813	$29,428
There were no transfers of Level 3 assets and no Level 3 assets in the ending balance for the years ended December 31, 2025 and December 31, 2024.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Expected Future Benefit Payments
The Company estimates its benefit payments for domestic and foreign pension plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2026	$1,032	$6,802	$7,834
2027	1,010	7,019	8,029
2028	985	6,985	7,970
2029	961	7,449	8,410
2030	933	8,527	9,460
2031 - 2035	4,097	49,157	53,254
Contributions
The Company does not anticipate making cash contributions to its U.S. SERP in 2026 but does expect to make immaterial minimum funding cash contributions to its non-U.S. pension plans in 2026.
The Company also sponsors voluntary defined contribution plans for certain salaried and hourly U.S. employees of the Company. The Company matches contributions of participants, up to various limits in all plans. The Company also sponsors retirement plans that include Company non-elective contributions. Non-elective and matching contributions under these plans totaled $13,896, $13,126 and $13,919 for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Information related to the Company’s postretirement benefit plans was as follows:

	Year Ended December 31,
	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Change in benefit obligations:
Benefit obligations at beginning of year	$11,077	$15,775	$11,763	$17,408
Service cost	19	284	23	177
Interest cost	574	744	567	763
Net actuarial loss (gain)	643	(440)	(113)	(398)
Benefits paid	(1,491)	(772)	(1,163)	(764)
Foreign currency exchange rate effect	—	760	—	(1,411)
Benefit obligations at end of year	$10,822	$16,351	$11,077	$15,775

Funded status of the plan	$(10,822)	$(16,351)	$(11,077)	$(15,775)

Net amount recognized as of December 31	$(10,822)	$(16,351)	$(11,077)	$(15,775)

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Amounts recognized in the consolidated balance sheet:
Accrued liabilities	$(1,230)	$(844)	$(1,248)	$(757)
Postretirement benefits other than pension (long-term)	(9,592)	(15,507)	(9,829)	(15,018)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Pre-tax amounts included in AOCI that have not yet been recognized in net periodic benefit cost (income) as of December 31, 2025 and 2024 were as follows:

	December 31, 2025		December 31, 2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Prior service cost	$—	$90	$—	$99
Actuarial gains	9,982	1,848	13,201	1,335
The components of net periodic benefit cost (income) for the Company’s other postretirement benefit plans were as follows:

	Year Ended December 31,
	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$19	$284	$23	$177	$52	$150
Interest cost	574	744	567	763	821	788
Amortization of prior service credit and actuarial (gain) loss	(2,576)	14	(2,920)	14	(2,437)	(85)
Net periodic benefit (income) cost	$(1,983)	$1,042	$(2,330)	$954	$(1,564)	$853
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other expense, net,, in the consolidated statements of operations for all periods presented.
Plan Assumptions
Weighted average assumptions used to determine benefit obligations as of December 31, 2025 and 2024 were as follows:

	2025		2024
	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.05%	4.95%	5.50%	4.70%
Weighted average assumptions used to determine net periodic benefit cost (income) for the years ended December 31, 2025, 2024 and 2023 were as follows:

	2025		2024		2023
	U.S.	Non-U.S.	U.S.	Non-U.S.	U.S.	Non-U.S.
Discount rate	5.50%	4.70%	5.10%	4.65%	5.45%	5.20%
The assumed health care cost trend rates used to measure the postretirement benefit obligations as of December 31, 2025 were as follows:

	U.S.	Non-U.S.
Health care cost trend rate	5.93%	5.00%
Ultimate health care cost trend rate	4.50%	5.00%
Year that the rate reaches the ultimate trend rate	2031	N/A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Expected Future Postretirement Benefit Payments
The Company estimates its benefit payments for its postretirement benefit plans during the next ten years to be as follows:

Years Ending December 31,	U.S.	Non-U.S.	Total
2026	$1,261	$864	$2,125
2027	1,211	860	2,071
2028	1,153	859	2,012
2029	1,095	894	1,989
2030	1,024	897	1,921
2031 - 2035	4,248	4,860	9,108
Other
Other postretirement benefits recorded in the Company’s consolidated balance sheets include $1,362 and $1,489 as of December 31, 2025 and 2024, respectively, for termination indemnity plans in Europe.
14. Other Expense, Net
The components of other expense, net, were as follows:

	Year Ended December 31,
	2025	2024	2023
Foreign currency losses	(6,276)	(12,001)	(7,300)
Components of net periodic benefit cost other than service cost	(3,440)	(3,321)	(6,992)
Factoring costs	(2,135)	(2,904)	(2,226)
Miscellaneous income (a)	10,920	288	820
Other expense, net	$(931)	$(17,938)	$(15,698)
(a)    Miscellaneous income includes $10,280 related to certain royalty settlements during the year ended December 31, 2025. The royalties were earned in connection with intellectual property licensed to the buyer of a previously divested business.
15. Income Taxes
The components of the Company’s loss before income taxes and adjustment for noncontrolling interests were as follows:

	Year Ended December 31,
	2025	2024	2023
Domestic	$(100,433)	$(131,954)	$(249,582)
Foreign	76,914	30,476	55,199
Total	$(23,519)	$(101,478)	$(194,383)
The Company’s income tax (benefit) expense consists of the following:

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$1,056	$1,670	$848
State	164	121	41
Foreign	14,695	20,327	13,857
Deferred:
Federal	(36)	1,468	(123)
State	(33)	31	(13)
Foreign	(35,051)	(46,965)	(5,677)
Total	$(19,205)	$(23,348)	$8,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
A reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(4,939)	21.0%	$(21,310)	21.0%	$(40,820)	21.0%
Foreign tax effects
Brazil:
Changes in valuation allowances	—	—%	(22,922)	22.6%	(2,406)	1.2%
Currency impacts	1,052	(4.5)%	(4,369)	4.3%	—	—%
Other	1,971	(8.4)%	252	(0.2)%	1,565	(0.8)%
China:
Changes in valuation allowances	(2,432)	10.3%	(10,625)	10.5%	170	(0.1)%
Other	961	(4.1)%	338	(0.3)%	(2,480)	1.3%
France:
Changes in valuation allowances	(23,639)	100.5%	(504)	0.5%	(1,987)	1.0%
Other	133	(0.6)%	(390)	0.4%	1,241	(0.6)%
Germany:
Tax rate change	11,687	(49.7)%	—	—%	—	—%
Changes in valuation allowances	(8,652)	36.8%	1,370	(1.4)%	384	(0.2)%
Other	(1,405)	6.0%	1,259	(1.2)%	(723)	0.4%
Mexico:
Nontaxable or nondeductible items	(5,137)	21.8%	3,116	(3.1)%	(5,473)	2.8%
Other	3,211	(13.7)%	331	(0.3)%	2,390	(1.2)%
Netherlands:
Nondeductible items	4,646	(19.8)%	5,772	(5.7)%	5,289	(2.7)%
Other	(457)	1.9%	(637)	0.6%	(1,716)	0.9%
Poland:
Changes in valuation allowances	—	—%	(9,121)	9.0%	(1,370)	0.7%
Other	(1,571)	6.7%	(1,849)	1.8%	(67)	—%
Spain:
Changes in valuation allowances	(17,672)	75.1%	(802)	0.8%	(1,807)	0.9%
Other	(126)	0.5%	85	(0.1)%	1,523	(0.8)%
Other foreign jurisdictions	(1,125)	4.8%	2,274	(2.2)%	2,142	(1.1)%
Global intangible low-taxed income ("GILTI")	11,825	(50.3)%	307	(0.3)%	9,541	(4.9)%
Other effects of cross border transactions	2,145	(9.1)%	(3,911)	3.9%	(279)	0.1%
Tax credits	(5,524)	23.5%	(6,181)	6.1%	(5,838)	3.0%
Changes in valuation allowances	13,199	(56.1)%	37,978	(37.4)%	50,623	(26.0)%
Nontaxable or nondeductible items	872	(3.7)%	1,674	(1.6)%	644	(0.3)%
Changes in unrecognized tax benefits	1,383	(5.9)%	4,072	(4.0)%	28	—%
Other adjustments	389	(1.7)%	445	(0.4)%	(1,641)	0.8%
Effective tax rate	$(19,205)	81.7%	$(23,348)	23.0%	8,933	(4.6)%
Numerous countries have agreed to a statement in support of the Organization for Economic Co-operation and Development model rules that propose a global minimum tax rate of 15%, and European Union member states have agreed to implement the global minimum tax. Certain countries, including European Union member states, enacted legislation in 2024, with further implementation of a global minimum tax in various jurisdictions during 2025. The Company has recorded the impact of the global minimum tax as currently enacted in the consolidated financial statements for taxable years ending December 31, 2025 and December 31, 2024. The amounts recorded have not had a significant impact on the consolidated financial statements in either period, however as further legislation becomes effective in countries in which the Company does business, the Company’s provision for income taxes could be impacted. The Company will continue to monitor pending legislation and implementation by individual countries and adjust its calculations accordingly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with some provisions that took effect in 2025 and others being implemented through 2027. The tax reform provisions of the OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025. Additionally, based on current guidance, we do not expect the tax reform provisions of the OBBBA to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2026.
Cash taxes paid, net of refunds, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
	2025	2024	2023
Federal	$881	$—	$(136)
State	158	(195)	65
Foreign:
Brazil	2,169	3,823	1,003
Canada	2,111	1,269	(1,585)
Mexico	4,444	9,279	9,119
Poland	(2,586)	2,535	(1,486)
Other foreign jurisdictions	1,870	2,374	3,321
Total	$9,047	$19,085	$10,301
Deferred tax assets and liabilities reflect the estimated tax effect of accumulated temporary differences between the basis of assets and liabilities for tax and financial reporting purposes, as well as net operating losses, tax credit and other carryforwards. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Pension, postretirement and other benefits	$39,054	$36,949
Capitalized expenditures	46,329	50,724
Net operating loss and tax credit carryforwards	283,572	265,568
Operating lease liabilities	21,014	22,125
Interest expense carryforwards	76,372	74,799
All other items	51,593	51,825
Total deferred tax assets	517,934	501,990
Deferred tax liabilities:
Property, plant and equipment	(5,858)	(6,276)
Operating lease right-of-use assets	(19,888)	(21,300)
All other items	(13,482)	(9,793)
Total deferred tax liabilities	(39,228)	(37,369)
Valuation allowances	(379,069)	(405,182)
Net deferred tax assets	$99,637	$59,439
As of December 31, 2025, the Company’s U.S. and foreign subsidiaries, primarily in France, Brazil, Italy and Germany, had operating loss carryforwards aggregating $611,000, with indefinite expiration periods. Other foreign subsidiaries in China, Mexico, Netherlands, Spain, Czech Republic and Korea had operating loss carryforwards aggregating $276,000, with expiration dates beginning in 2026. The Company has research tax credit carryforwards and foreign tax credit carryforwards totaling $65,000 in the U.S. with expiration dates beginning in 2029. The Company and its domestic subsidiaries have anticipated tax benefits of state net operating losses and credit carryforwards of $16,000 with expiration dates beginning in 2026.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
As of December 31, 2025, the Company has consolidated deferred tax assets of $517,934 with valuation allowances of $379,069 related to tax losses, credit carryforwards, and other deferred tax assets in the U.S. and certain foreign jurisdictions. The Company’s valuation allowance decreased in 2025 primarily from valuation allowance reversals of $23,639 in France, $17,672 in Spain, and $4,124 in one Korean location offset with increases from current year losses generated in the U.S. and certain foreign jurisdictions. Current and future provision for income taxes is significantly impacted by the initial recognition of and changes in valuation allowances in certain countries. The Company intends to maintain these allowances until it is more likely than not that the deferred tax assets will be realized. In the future, provision for income taxes will include no tax benefit with respect to losses incurred and no tax expense with respect to income generated in these countries until the respective valuation allowance is eliminated.
As of December 31, 2025, no material deferred income taxes have been recorded on the undistributed earnings of foreign subsidiaries, since a majority of these earnings will not be taxable upon repatriation to the United States. These earnings will be primarily treated as previously taxed income from either the one time transition tax or GILTI, or they will be offset with a 100% dividends received deduction. The Company has not recorded a deferred tax liability for foreign withholding taxes or state income taxes that may be incurred upon repatriation in the future as such undistributed foreign earnings are considered permanently reinvested or could be remitted with no tax implications.
As of December 31, 2025, the Company had $12,251 ($12,460 including interest and penalties) of total unrecognized tax benefits, of which $9,951 represents the amount of unrecognized tax benefits that, if recognized, would impact the effective income tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

	2025	2024
Balance at beginning of period	$10,640	$6,296
Tax positions related to the current period:
Gross additions	214	338
Tax positions related to prior years:
Gross additions	2,164	4,072
Gross reductions	(767)	(66)
Balance at end of period	$12,251	$10,640
The Company has an ongoing dispute related to its 2015-2018 U.S. federal income tax filings. The Internal Revenue Service (“IRS”) asserts that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. The Company has been unable to reach resolution though the IRS appeals process but plans to continue to challenge these proposed adjustments through the litigation process in the U.S. Court of Federal Claims in the future, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its consolidated financial statements as of December 31, 2025. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through December 31, 2025 is less than $10,000.
The statute of limitations for U.S. state and local jurisdictions is closed for taxable years ending prior to 2015. The Company’s major foreign jurisdictions are Brazil, Canada, China, France, Germany, Italy, Mexico, and Poland. The Company is no longer subject to income tax examinations in major foreign jurisdictions for years prior to 2020 with the exception of Canada which is open for taxable years ending in 2016 forward.
During the next twelve months, it is reasonably possible that, as a result of audit settlements and the completion of current examinations, the Company may decrease the amount of its gross unrecognized tax benefits by approximately $9,310, all of which, if recognized, would impact the effective tax rate.
The Company classifies all income tax related interest and penalties as income tax expense. The Company has liabilities of $209 and $194 recorded as of December 31, 2025 and 2024, respectively, for tax related interest and penalties on its consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
16. Net Loss Per Share Attributable to Cooper-Standard Holdings Inc.
Basic net loss per share attributable to Cooper-Standard Holdings Inc. was computed by dividing net loss attributable to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share attributable to Cooper-Standard Holdings Inc. was computed using the treasury stock method by dividing diluted net loss available to Cooper-Standard Holdings Inc. by the weighted average number of shares of common stock outstanding, including the potential dilutive effect of common stock equivalents and non-participating share-based awards, using the average share price during the period.
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Net loss attributable to Cooper-Standard Holdings Inc. common stockholders	$(4,165)	$(78,746)	$(201,985)

Basic weighted average shares of common stock outstanding	17,862,433	17,564,012	17,355,392
Dilutive effect of common stock equivalents and non-participating share-based awards	—	—	—
Diluted weighted average shares of common stock outstanding	17,862,433	17,564,012	17,355,392

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(0.23)	$(4.48)	$(11.64)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(0.23)	$(4.48)	$(11.64)
Approximately 528,000, 254,000, and 91,000 securities were excluded from the calculation of diluted net loss per share for the years ended December 31, 2025, 2024 and 2023, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
17. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Foreign currency translation adjustment		Benefit plan liabilities		Fair value change of derivatives		Total
Balance as of December 31, 2023	$(157,656)		$(44,149)		$140		$(201,665)
Other comprehensive income (loss) before reclassifications	(24,443)	(1)	11,623	(2)	(8,358)	(3)	(21,178)
Amounts reclassified from accumulated other comprehensive income (loss)	—		45,365	(4)	4,046	(5)	49,411
Balance as of December 31, 2024	(182,099)		12,839		(4,172)		(173,432)
Other comprehensive income (loss) before reclassifications	23,768	(1)	8,169	(2)	16,062	(3)	47,999
Amounts reclassified from accumulated other comprehensive income (loss)	—		(2,393)	(6)	(5,264)	(5)	(7,657)
Balance as of December 31, 2025	$(158,331)		$18,615		$6,626		$(133,090)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency notes that are of a long-term investment nature of $(22,254) and $(41,653) for the years ended December 31, 2025 and 2024, respectively.
(2)Net of tax of $424 and $(179) for the years ended December 31, 2025 and 2024, respectively.
(3)Net of tax of $2,070 and $128 for the years ended December 31, 2025 and 2024, respectively.
(4)Includes the effect of the amortization of actuarial gains of $2,054 and amortization of prior service cost of $14, net of tax of $1,406, and the impact of a one-time, non-cash pension settlement charge of $46,342 reclassified to net earnings. See Note 12. “Pensions” for additional information.
(5)Net of tax of $1,876 and $313 for the years ended December 31, 2025 and 2024, respectively.
(6)Includes the effect of the amortization of actuarial gains of $2,432 and amortization of prior service cost of $15, net of tax of $24.
18. Equity
Common Stock
The Company is authorized to issue up to 190,000,000 shares of Common Stock, par value $0.001 per share. As of December 31, 2025, 19,702,818 shares of its Common Stock were issued, and 17,637,009 shares were outstanding.
Holders of shares of Common Stock are entitled to one vote for each share on each matter on which holders of Common Stock are entitled to vote. Holders of Common Stock are entitled to ratably receive dividends and other distributions when, as and if declared by the Board of Directors, out of assets or funds legally available, therefore. The First Lien Notes, Third Lien Notes, and ABL Facility each contain covenants that restrict the Company’s ability to pay dividends or make distributions on, or repurchases of, the Common Stock, subject to certain exceptions.
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
On September 12, 2025, the Company amended the Shareholder Rights Plan to extend the final expiration date of the Rights issued pursuant to the Shareholder Rights Plan to November 5, 2026.
Preferred Stock
The Company is authorized to issue up to 10,000,000 shares of preferred stock, par value $0.001 per share, of which 2,000,000 shares were designated as 7% Cumulative Participating Convertible Preferred Stock (the “7% Preferred Stock”). On November 7, 2022, the Company filed a Certificate of Elimination to its Third Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of the State of Delaware eliminating from the Certificate of Incorporation all matters set forth in the Certificate of Designation with respect to the Company’s 7% Preferred Stock. No shares of the 7% Preferred Stock were outstanding, and none will be issued subject to the Certificate of Designation for the 7% Preferred Stock. All shares that were designated as 7% Preferred Stock have been returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series.
On November 7, 2022, in connection with the adoption of the Shareholder Rights Plan, the Company filed a Certificate of Designation of Series A Junior Participating Preferred Stock of Cooper-Standard Holdings Inc. (the “Certificate of Designation”) to its Certificate of Incorporation with the Secretary of State of the State of Delaware, designating 2,000,000 shares of preferred stock as Series A Preferred Stock. As of December 31, 2025, no shares of Series A Preferred Stock were issued or outstanding.
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program was effective beginning November 2018. As of December 31, 2025, the Company had approximately $98,720 of repurchase authorization under the 2018 Program.
The Company did not make any repurchases under the 2018 Program during the years ended December 31, 2025, 2024, or 2023.
19. Share-Based Compensation
The Company’s long-term incentive plans allow for the grant of various types of share-based awards to key employees and directors of the Company and its affiliates. The Company generally awards grants on an annual basis. There are 1,231,930 shares of common stock authorized for awards granted under the current plan. Under previous plans, a total of 5,873,103 shares were authorized for awards. The plans provide for the grant of stock options, stock appreciation rights, shares of common stock, restricted stock, restricted stock units (“RSUs”), performance-vested restricted stock units (“PUs”), incentive awards and certain other types of awards to key employees and directors of the Company and its affiliates.
The Company measures share-based compensation expense at fair value and recognizes such expense on a straight-line basis over the vesting period of the share-based employee awards. The compensation expense related to stock options, restricted stock and performance units granted to key employees and directors of the Company, which is quantified below, does not represent payments actually made to these employees. Rather, the amounts represent the non-cash compensation expense recognized by the Company in connection with these awards for financial reporting purposes. The actual value of these awards to the recipients will depend on the trading price of the Company’s stock when the awards vest. In accordance with the Company’s long-term incentive plans, share-based compensation awards that settle in shares of Company stock may be delivered on a gross settlement basis or on a net settlement basis, as determined by the recipient.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Share-based compensation expense for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
PUs	$10,634	$5,190	$3,755
RSUs	4,614	3,861	3,272
Stock options	—	110	691
Total	$15,248	$9,161	$7,718
Stock Options
Stock option awards are granted at the fair market value of the Company’s stock price at the date of the grant and have a 10-year term. The stock option grants vest over three years from the date of grant.
Stock option transactions and related information for the year ended December 31, 2025 was as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of January 1, 2025	520,993	$54.45
Exercised	(4,000)	$25.19
Expired	(43,700)	$56.27
Outstanding as of December 31, 2025	473,293	$54.53	2.9	$1,274
Exercisable as of December 31, 2025	473,293	$54.53	2.9	$1,274
There were no stock options granted during the years ended December 31, 2025 and 2024. The total intrinsic value of stock options exercised during the year ended December 31, 2025 was $55. There were no stock options exercised during the year ended December 31, 2024.
As of December 31, 2025, there was no unrecognized compensation expense for stock options.
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
Restricted Stock and Restricted Stock Units
The fair value of restricted stock and RSUs is determined based on the closing price of the common stock on the date of grant. The restricted stock and RSUs vest over one or three years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Restricted stock and RSUs transactions and related information for the year ended December 31, 2025 was as follows:

	Restricted Stock and Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2025	425,688	$24.36
Granted	273,632	$16.66
Vested	(252,363)	$17.73
Forfeited	—	$—
Non-vested as of December 31, 2025	446,957	$24.48
The weighted-average grant date fair value of restricted stock and RSUs granted during the years ended December 31, 2025, 2024 and 2023 was $16.66, $17.45 and $16.11, respectively. The total grant date fair value of restricted stock and RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $4,474, $3,456 and $1,642, respectively.
As of December 31, 2025, unrecognized compensation expense for restricted stock and RSUs amounted to $4,326. Such cost is expected to be recognized over a weighted-average period of approximately 1.5 years.
Performance-Vested Restricted Stock Units
The actual number of PUs that will vest depends on the Company’s achievement of target performance goals related to the Company’s ROIC, free cash flow, and total shareholder return over a performance period, which may range from 0% to 250% of the target award amount. The PUs cliff vest at the end of their three-year performance period or vest ratably over the remaining service period after their initial performance period. PUs that are expected to be settled in shares of the Company’s common stock are accounted for as equity awards, and the fair value is determined based on the closing price of the common stock on the date of grant and a contemporaneous valuation by an independent valuation specialist with respect to the total shareholder return PUs. PUs that are expected to be settled in cash are accounted for as liability awards.
A summary of activity for PUs transactions and related information for the year ended December 31, 2025 was as follows:

	Stock Settled Performance Units	Cash Settled Performance Units	Weighted Average Grant Date Fair Value
Non-vested as of January 1, 2025	439,009	389,204	$11.49
Granted	318,777	—	$4.80
Vested at 92% payout	(56,483)	—	$15.95
Vested at 200% payout	(118,022)	(195,532)	$18.42
Forfeited	(5,630)	(5,374)	$17.19
Non-vested as of December 31, 2025	577,651	188,298	$13.46
The weighted-average grant date fair value of PUs granted during the years ended December 31, 2025, 2024 and 2023 was $4.80, $8.38 and $19.54, respectively. The total fair value of PUs vested during the years ended December 31, 2025, 2024 and 2023 was $5,226, $0 and $3,328, respectively. Actual payout of stock settled PUs vested during the year ended December 31, 2025 was at 92% of target and actual payout of cash settled PUs vested during the year ended December 31, 2025 was at 200% of target. Total cash payments of $2,818 were paid to participants of vested cash settled PUs during the year ended December 31, 2025. No payments were made related to cash settled PUs during the years ended December 31, 2024 and 2023.
As of December 31, 2025, unrecognized compensation expense for PUs granted in 2025 and 2024 was $1,082 and $3,213, respectively. Such cost is expected to be recognized over a weighted-average period of approximately 1.6 years.
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

	2025	2024	2023
Expected volatility	88.99%	81.02%	100.42%
Dividend yield	0.00%	0.00%	0.00%
Risk-free rate	4.32%	4.97%	4.60%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
20. Contingent Liabilities
Litigation and Claims
The Company is periodically involved in claims, litigation and various legal matters (generally, “matters”) that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred, and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of December 31, 2025, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
 Environmental
The Company is subject to a broad range of federal, state and local environmental and occupational safety and health laws and regulations in the United States and other countries, including, but not limited to, those governing: emissions to air, discharges to water, noise and odor emissions; the generation, handling, storage, transportation, treatment, reclamation and disposal of chemicals and waste materials; the cleanup of contaminated properties; and human health and safety. The Company may incur substantial costs associated with hazardous substance contamination or exposure, including cleanup costs, fines, and civil or criminal sanctions, third party property or natural resource damage, personal injury claims or costs to upgrade or replace existing equipment as a result of violations of or liabilities under environmental laws or the failure to maintain or comply with environmental permits required at their locations.
In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these locations. As of December 31, 2025 and December 31, 2024, the Company had $7,550 and $9,535, respectively, reserved in accrued liabilities and other liabilities on the consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available.
Because some environmental laws (such as the Comprehensive Environmental Response, Compensation and Liability Act and analogous state laws) can impose liability retroactively and regardless of fault on potentially responsible parties for the entire cost of cleanup at currently or formerly owned or operated facilities, as well as sites at which such parties disposed or arranged for disposal of hazardous waste, the Company could become liable for investigating or remediating contamination at their current or former properties or other properties (including offsite waste disposal locations). The Company may not always be in complete compliance with all applicable requirements of environmental laws or regulation, and the Company may receive notices of violation or become subject to enforcement actions or incur material costs or liabilities in connection with such requirements. In addition, new environmental requirements or changes to interpretations of existing requirements, or in their enforcement, could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.
While the Company’s costs to defend and settle known claims arising under environmental laws have not been material in the past and are not currently estimated to have a material adverse effect on the Company’s financial condition, such costs may be material to the Company’s financial statements in the future.
21. Business Segments
The Company’s business is organized in two reportable segments: Sealing Systems and Fluid Handling Systems. These reportable segments represent the operating segments that are evaluated by management, including the Chief Operating Decision Maker (“CODM”), to assess performance and allocate resources. Both segments meet the quantitative thresholds for separate disclosure under ASC 280. All other business activities are reported in Corporate, eliminations and other.
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

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$1,455,639	$1,255,540		$1,465,790	$1,261,121		$1,499,795	$1,290,993
Intersegment sales	40,351	3,430		45,756	24,284		55,298	26,040
Total reportable segment sales	$1,415,288	$1,252,110	$2,667,398	$1,420,034	$1,236,837	$2,656,871	$1,444,497	$1,264,953	$2,709,450

Reconciliation of segment sales
Corporate, eliminations and other (a)			73,517			74,022			106,429
Total consolidated sales			$2,740,915			$2,730,893			$2,815,879

Cost of products sold (b)	1,231,206	1,112,731		1,249,521	1,110,904		1,270,906	1,138,354
Other segment items (c)	48,474	47,294		43,989	48,247		59,346	51,817
Total reportable segment adjusted EBITDA	$135,608	$92,085	$227,693	$126,524	$77,686	$204,210	$114,245	$74,782	$189,027

Depreciation and amortization	48,879	39,251	97,975	51,415	37,826	103,565	53,828	37,752	109,931
Restructuring charges	14,091	4,884	19,981	16,144	2,841	23,601	8,802	6,663	18,018
Impairment charges			369			713			4,768
Interest expense, net of interest income			114,676			115,639			130,077
Income tax (benefit) expense			(19,205)			(23,348)			8,933
Gain on sale of businesses, net			(98)			(1,971)			(586)
Gain on sale of buildings and land, net			—			(3,317)			—
Loss on refinancing and extinguishment of debt			—			—			81,885
Pension settlement and curtailment charges			134			44,553			16,035
Corporate, eliminations and other			$(18,026)			$(23,521)			$(21,951)
Total consolidated net loss			$(4,165)			$(78,746)			$(201,985)
(a)    Includes revenue from the Industrial and Specialty Group business, which is an operating segment that does not meet the quantitative thresholds for determining reportable segments.
(b)    Includes depreciation consistent with the Company's consolidated statements of operations. Depreciation is subsequently excluded from segment adjusted EBITDA through the "Other segment items" row to align with management's performance measure.
(c)    Other segment items represent income and expenses that are included in the segment Adjusted EBITDA measure, such as selling, administration and engineering expenses and foreign currency gains and losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Year Ended December 31,
	2025	2024	2023
Capital expenditures
Sealing Systems	$28,618	$24,429	$44,512
Fluid Handling Systems	19,242	23,815	34,033
Total for reportable segments	$47,860	$48,244	$78,545
Corporate, eliminations and other	332	2,254	2,198
Consolidated	$48,192	$50,498	$80,743

	December 31, 2025	December 31, 2024
Segment assets
Sealing Systems	$868,251	$817,581
Fluid Handling Systems	731,230	667,920
Total for reportable segments	$1,599,481	$1,485,501
Corporate, eliminations and other	233,693	247,564
Consolidated	$1,833,174	$1,733,065

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands except per share and share amounts)
Geographic Information
Geographic information for revenues, based on country of origin, and property, plant and equipment, net, was as follows:

	Year Ended December 31,
	2025	2024	2023
Revenues
Mexico	$873,880	$841,723	$774,357
United States	602,065	602,623	616,883
China	317,533	305,262	354,492
Poland	243,583	226,603	226,254
Canada	133,855	157,437	168,738
Brazil	121,879	126,082	125,629
Czech Republic	94,712	89,154	90,064
France	82,170	88,566	98,915
Germany	55,254	58,791	112,686
Other	215,984	234,652	247,861
Consolidated	$2,740,915	$2,730,893	$2,815,879

		December 31,
		2025	2024
Property, plant and equipment, net
Mexico		$111,716	$122,019
United States		105,368	115,203
China		93,622	100,179
Poland		43,077	39,580
Czech Republic		31,764	25,027
Germany		26,580	24,067
Brazil		20,477	19,701
Canada		16,958	23,161
France		16,607	15,589
Other		57,339	54,675
Consolidated		$523,508	$539,201
Customer Concentration
Sales to customers of the Company which contributed 10% or more of its total consolidated sales and the related percentage of consolidated Company sales for 2025, 2024 and 2023 was as follows:

	2025 % of Net Sales	2024 % of Net Sales	2023 % of Net Sales
Customer:
Ford	27%	27%	25%
General Motors	19%	19%	17%
Stellantis	10%	10%	13%

SCHEDULE II
Valuation and Qualifying Accounts
(Dollars amounts in millions)

Description	Balance at beginning of period	Charged to Expenses	Charged (credited) to other accounts (1)	Deductions (2)	Balance at end of period
Allowance for credit losses:
Year ended December 31, 2025	$5.4	0.1	(1.4)	2.5	$6.6
Year ended December 31, 2024	$5.9	1.5	1.1	(3.1)	$5.4
Year ended December 31, 2023	$17.2	1.9	(12.4)	(0.8)	$5.9
(1)     Primarily usage of a previously recorded allowance for credit loss resulting from the bankruptcy proceedings of a divested joint venture for the year ended December 31, 2023.
(2)    Includes impact of divestitures.

Description	Balance at beginning of period	Additions					Balance at end of period
		Charged to Income		Charged to Equity (3)	Deductions
Tax valuation allowance:
Year ended December 31, 2025	$405.2	3.5	(4)	15.8	(45.4)	(4)	$379.1
Year ended December 31, 2024	$438.7	38.8	(5)	(30.8)	(41.5)	(5)	$405.2
Year ended December 31, 2023	$384.8	47.3	(6)	6.6	—		$438.7
(3)     Includes foreign currency translation.
(4)    Primarily related to deferred tax valuation allowance reversals of $45.4 million in France, Spain, and a Korean location offset with 2025 losses with no benefit in the U.S. and certain foreign jurisdictions.
(5)    Primarily related to deferred tax valuation allowance reversals of $41.5 million in Brazil, Poland, and a Chinese location offset with 2024 losses with no benefit in the U.S. and certain foreign jurisdictions.
(6)     Primarily related to 2023 losses with no benefit in the U.S. and certain foreign jurisdictions.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company has evaluated, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2025. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. However, based on that evaluation, the Company’s Chief Executive Officer along with the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on the evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.
The attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting is set forth in Item 8. “Financial Statements and Supplementary Data” of this Report under the caption “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” and incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B.    Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the headings “Proposals - Proposal 1: Election of Directors” in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”). The information required by Item 10 regarding the Company’s executive officers is incorporated by reference from the information under the headings “Corporate Governance, Board and Committee Matters - Executive Officers” in the 2026 Proxy Statement.
Audit Committee
The information required by Item 10 regarding the Audit Committee, including the identification of the Audit Committee members and the “audit committee financial expert,” is incorporated by reference from the information in the 2026 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Board Committees and Their Functions - Audit Committee.”
Compliance with Section 16(a) of The Exchange Act
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act, if any, is incorporated by reference from the information in the 2026 Proxy Statement under the heading “Corporate Governance, Board and Committee Matters - Delinquent Section 16(a) Reports.”
Code of Conduct
The information required by Item 10 regarding our code of ethics is incorporated by reference from the information in the 2026 Proxy Statement. The Company’s Code of Conduct applies to all of the Company’s officers, directors and employees and is available on the Company’s website at www.cooperstandard.com. To access the Code of Conduct, first click on “Investors” and then click on “Corporate Governance.”
Item 11.        Executive Compensation
The information required by Item 11 is incorporated by reference to our 2026 Proxy Statement.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference to our 2026 Proxy Statement.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference to our 2026 Proxy Statement.
Item 14.        Principal Accounting Fees and Services
The information required by Item 14 is incorporated by reference to our 2026 Proxy Statement.

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

4.9*
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

Exhibit No.	Description of Exhibit
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

10.33*†
Cooper-Standard Automotive Inc. Executive Severance Pay Plan, Amended and Restated as of June 9, 2021 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021).

10.34*†
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

10.38*†
Form of 2022 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (cash or stock-settled award) (interim awards) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022).

10.39*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (cash settled) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.40*†
Form of 2023 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Performance Award Agreement (TSR) (cash settled) (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

Exhibit No.	Description of Exhibit
10.41*†
Form of 2023-2025 Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (stock-settled award) (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023).

10.42*†
The Cooper-Standard Holdings Inc. 2021 Omnibus Incentive Plan, as amended and restated effective May 18, 2023 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Registration Statement filed on Form S-8 on May 18, 2023).

10.43*†
Form of 2024 Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan Performance Award Agreement (FCF) (cash or stock settled). (incorporated by reference to Exhibit 10.47 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

10.44*†
Form of 2025 Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC) (cash or stock settled) (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.45*†
Letter Agreement between MaryAnn P. Kanary, Cooper Standard Holdings Inc. and Cooper-Standard Automotive Inc., dated June 28, 2023 (incorporated by reference to Exhibit 10.2 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.46*†
Make-Whole Compensation Agreement between MaryAnn P. Kanary and Cooper-Standard Automotive Inc., dated June 28, 2023 (incorporated by reference to Exhibit 10.3 to Cooper-Standard Holdings Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025).

10.47*†
Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan, as amended and restated effective May 15, 2025 (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Registration Statement filed on Form S-8 on May 15, 2025).

10.48**†	Amendment 2025-1 to the Cooper-Standard Automotive Inc. Supplemental Executive Retirement Plan, effective November 5, 2025.

19.1*
Cooper-Standard Holdings Inc. Securities Trading Policy as amended through May 30, 2024 (incorporated by reference to Exhibit 19.1 to Cooper-Standard Holdings Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024).

21.1**	List of Subsidiaries of Cooper-Standard Holdings Inc.

23.1**	Consent of Independent Registered Public Accounting Firm.

31.1**	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2**	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32***	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description of Exhibit
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

COOPER-STANDARD HOLDINGS INC.

Date: February 13, 2026	/s/ Jeffrey S. Edwards

Jeffrey S. Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 13, 2026 by the following persons on behalf of the Registrant in the capacities indicated.

Signature	Title

/s/ Jeffrey S. Edwards	Chairman and Chief Executive Officer (Principal Executive Officer)
Jeffrey S. Edwards

/s/ Jonathan P. Banas	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Jonathan P. Banas

/s/ Alison S. Nudd	Chief Accounting Officer (Principal Accounting Officer)
Alison S. Nudd

/s/ David J. Mastrocola	Lead Director
David J. Mastrocola

/s/ John G. Boss	Director
John G. Boss

/s/ Richard J. Freeland	Director
Richard J. Freeland

/s/ Adriana E. Macouzet-Flores	Director
Adriana E. Macouzet-Flores

/s/ Christine M. Moore	Director
Christine M. Moore

/s/ Robert J. Remenar	Director
Robert J. Remenar

/s/ Sonya F. Sepahban	Director
Sonya F. Sepahban

/s/ Stephen A. Van Oss	Director
Stephen A. Van Oss