Form 10-Q
period 2026-03-31
Cooper-Standard Holdings Inc.
filed 2026-05-07
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2026, there were 17,755,284 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended March 31, 2026

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales	$686,359	$667,069
Cost of products sold	603,941	589,891
Gross profit	82,418	77,178
Selling, administration & engineering expenses	52,505	51,191
Amortization of intangibles	1,224	1,612
Restructuring charges	4,632	2,111
Operating income	24,057	22,264
Interest expense, net of interest income	(28,308)	(28,619)
Equity in earnings of affiliates	1,449	1,776
Loss on refinancing and extinguishment of debt	(24,155)	—
Other (expense) income, net	(2,112)	8,884
(Loss) income before income taxes	(29,069)	4,305
Income tax expense	4,197	2,703
Net (loss) income	(33,266)	1,602
Net income attributable to noncontrolling interests	(37)	(50)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(33,303)	$1,552

Net (loss) income per share:
Basic	$(1.85)	$0.09
Diluted	$(1.85)	$0.09
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(33,266)	$1,602
Other comprehensive income (loss):
Currency translation adjustment	3,854	6,383
Benefit plan liabilities adjustment, net of tax	(762)	(720)
Fair value change of derivatives, net of tax	(1,309)	3,923
Other comprehensive income, net of tax	1,783	9,586
Comprehensive (loss) income	(31,483)	11,188
Comprehensive loss (income) attributable to noncontrolling interests	77	(7)
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(31,406)	$11,181
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$118,488	$191,699
Accounts receivable, net	378,007	334,267
Tooling receivable, net	74,876	72,316
Inventories	185,004	154,189
Prepaid expenses	23,830	23,940
Value added tax receivable	41,103	47,329
Other current assets	81,793	57,360
Total current assets	903,101	881,100
Property, plant and equipment, net	511,744	523,508
Operating lease right-of-use assets, net	93,987	83,474
Goodwill	140,609	140,696
Intangible assets, net	27,851	28,978
Other assets	175,762	175,418
Total assets	$1,853,054	$1,833,174

Liabilities and Equity
Current liabilities:
Debt payable within one year	$44,289	$86,121
Accounts payable	364,770	337,319
Payroll liabilities	104,189	122,395
Accrued liabilities	112,673	114,150
Current operating lease liabilities	18,715	18,412
Total current liabilities	644,636	678,397
Long-term debt	1,099,887	1,018,483
Pension benefits	89,905	91,336
Postretirement benefits other than pensions	25,845	26,461
Long-term operating lease liabilities	80,340	69,806
Other liabilities	35,925	40,268
Total liabilities	1,976,538	1,924,751
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,821,093 shares issued and 17,755,284 shares outstanding as of March 31, 2026, and 19,702,818 shares issued and 17,637,009 shares outstanding as of December 31, 2025	18	17
Additional paid-in capital	523,887	524,312
Retained deficit	(508,030)	(474,727)
Accumulated other comprehensive loss	(131,193)	(133,090)
Total Cooper-Standard Holdings Inc. equity	(115,318)	(83,488)
Noncontrolling interests	(8,166)	(8,089)
Total equity	(123,484)	(91,577)
Total liabilities and equity	$1,853,054	$1,833,174
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	17,637,009	$17	$524,312	$(474,727)	$(133,090)	$(83,488)	$(8,089)	$(91,577)
Share-based compensation, net	118,275	1	(425)	—	—	(424)	—	(424)
Net (loss) income	—	—	—	(33,303)	—	(33,303)	37	(33,266)
Other comprehensive income (loss)	—	—	—	—	1,897	1,897	(114)	1,783
Balance as of March 31, 2026	17,755,284	$18	$523,887	$(508,030)	$(131,193)	$(115,318)	$(8,166)	$(123,484)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	221,616	—	(120)	—	—	(120)	—	(120)
Net income	—	—	—	1,552	—	1,552	50	1,602
Other comprehensive income (loss)	—	—	—	—	9,629	9,629	(43)	9,586
Balance as of March 31, 2025	17,548,147	$17	$518,088	$(469,010)	$(163,803)	$(114,708)	$(7,594)	$(122,302)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended March 31,
	2026	2025
Operating activities:
Net (loss) income	$(33,266)	$1,602
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	21,796	22,216
Amortization of intangibles	1,224	1,612
Share-based compensation expense	2,610	2,199
Equity in losses of affiliates, net of dividends related to earnings	588	193
Loss on refinancing and extinguishment of debt	24,155	—
Deferred income taxes	1,037	3,929
Other	969	1,257
Changes in operating assets and liabilities	(88,267)	(47,859)
Net cash used in operating activities	(69,154)	(14,851)
Investing activities:
Capital expenditures	(24,041)	(17,543)
Proceeds from sale of businesses	—	2,377
Other	4	12
Net cash used in investing activities	(24,037)	(15,154)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,090,610	—
Repayment of long-term debt	(1,051,175)	—
Principal payments on long-term debt	(523)	(763)
Debt issuance costs and other fees	(19,529)	—
Taxes withheld and paid on employees' share-based payment awards	(2,936)	(1,678)
Other	(8)	(22)
Net cash provided by (used in) financing activities	16,439	(2,463)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(704)	2,121
Changes in cash, cash equivalents and restricted cash	(77,456)	(30,347)
Cash, cash equivalents and restricted cash at beginning of period	199,882	178,697
Cash, cash equivalents and restricted cash at end of period	$122,426	$148,350

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	March 31, 2026	December 31, 2025
Cash and cash equivalents	$118,488	$191,699
Restricted cash included in other current assets	2,882	6,581
Restricted cash included in other assets	1,056	1,602
Total cash, cash equivalents and restricted cash	$122,426	$199,882
The accompanying notes are an integral part of these financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)

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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended March 31, 2026 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the three months ended March 31, 2026, which did not have a material impact on its condensed consolidated financial statements:

Standard	Description	Effective Date
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
Provides a practical expedient that, if elected, allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The Company elected the practical expedient effective January 1, 2026 which has been applied prospectively.
January 1, 2026
Recently Issued Accounting Pronouncements
The Company considered the recently issued accounting pronouncements summarized as follows, which could have a material impact on its consolidated financial statements or disclosures. The Company is currently evaluating the impact of these updates on its consolidated financial statements and disclosures.

Standard	Description	Effective Date
ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements	Enables entities to expand the application of hedge accounting to a broader scope of highly effective economic hedges of forecasted transactions in order to more closely align hedge accounting with the economics of entities’ risk management activities.	January 1, 2027
ASU 2025-12, Codification Improvements	Updates the ASC for a broad range of topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements.	January 1, 2027
ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires disclosure of specified information about certain expenses presented in the statements of operations within the notes to financial statements at each interim and annual reporting period. The update also requires disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses.	January 1, 2027
ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date	Amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.	January 1, 2027

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)

Standard	Description	Effective Date
ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	Modernizes the accounting for costs related to internal-use software by eliminating the previous model based on software development stages and introducing a principles-based approach. Under the new guidance, capitalization of software costs begins when management has authorized and committed to funding the project, and it is probable that the software will be completed and used for its intended purpose.	January 1, 2028
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
2. Divestiture
2024 Divestiture
In the fourth quarter of 2024, the Company completed the sale of its non-core Canadian tooling business. Under the terms of the agreement, total cash proceeds of $2,377 were received during the three months ended March 31, 2025. A contingent payment of up to $2,000 may be received in the future based on the Company issuing a set value of purchase orders to the buyer over a specified period.
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
Revenue by customer group for the three months ended March 31, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$342,752	$313,043	$—	$655,795
Commercial	5,247	1,934	2,949	10,130
Other	304	2,969	17,161	20,434
Revenue	$348,303	$317,946	$20,110	$686,359

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
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
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fluid Handling Systems	Fuel and Brake Delivery Systems: Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems: Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain and HVAC operation.
Revenue by geographical region for the three months ended March 31, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$141,900	$233,221	$—	$375,121
Europe	130,153	37,466	—	167,619
Asia Pacific	56,798	38,303	—	95,101
South America	19,452	8,956	—	28,408
Corporate, eliminations and other	—	—	20,110	20,110
Revenue	$348,303	$317,946	$20,110	$686,359
Revenue by geographical region for the three months ended March 31, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$148,762	$226,336	$—	$375,098
Europe	115,330	33,070	—	148,400
Asia Pacific	59,673	37,000	—	96,673
South America	20,546	7,592	—	28,138
Corporate, eliminations and other	—	—	18,760	18,760
Revenue	$344,311	$303,998	$18,760	$667,069
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Contract Balances
The Company’s contract assets consist of unbilled amounts associated with variable pricing arrangements in the Asia Pacific region. Once pricing is finalized, contract assets are transferred to accounts receivable. As a result, the timing of revenue recognition and billings, as well as changes in foreign exchange rates, will impact contract assets on an ongoing basis. Contract assets were not materially impacted by any other factors during the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, the Company had $9,598 and $3,526, respectively, of contract assets recorded in other current assets in the condensed consolidated balance sheets.
The Company’s contract liabilities consist of advance payments received and due from customers. As of March 31, 2026 and December 31, 2025, the Company did not have any contract liabilities recorded in the condensed consolidated balance sheets.
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 were current liabilities of $4,717 and $7,676, respectively, and long-term liabilities of $653 and $1,265, respectively.
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
Restructuring charges by segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Sealing Systems (a)	$1,743	$1,521
Fluid Handling Systems	2,232	454
Corporate and other	657	136
Total	$4,632	$2,111
(a)    Restructuring charges incurred during the three months ended March 31, 2026 are net of reimbursement expected to be received.
Restructuring activity for all restructuring initiatives for the three months ended March 31, 2026 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2025	$12,200	$1,930	$14,130
Expense (a)	19,612	2,925	22,537
Cash payments	(11,946)	(2,391)	(14,337)
Foreign exchange translation and other	(52)	(435)	(487)
Balance as of March 31, 2026	$19,814	$2,029	$21,843
(a)    Restructuring charges incurred during the three months ended March 31, 2026 exclude reimbursement expected to be received, which is presented gross in other current assets in the condensed consolidated balance sheet as of March 31, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
5. Inventories
Inventories as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Finished goods	$51,686	$41,674
Work in process	43,802	38,438
Raw materials and supplies	89,516	74,077
Total	$185,004	$154,189
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the three months ended March 31, 2026 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2025	$47,657	$80,303	$12,736	$140,696
Foreign exchange translation	(87)	—	—	(87)
Balance as of March 31, 2026	$47,570	$80,303	$12,736	$140,609
The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying value of goodwill may be impaired. Goodwill impairment testing is performed at the reporting unit level. There were no indicators of potential impairment during the three months ended March 31, 2026.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of March 31, 2026 and December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,663	$(142,609)	$10,054
Other	39,568	(21,771)	17,797
Balance as of March 31, 2026	$192,231	$(164,380)	$27,851

Customer relationships	$152,572	$(141,885)	$10,687
Other	39,393	(21,102)	18,291
Balance as of December 31, 2025	$191,965	$(162,987)	$28,978

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
7. Debt and Other Financing
A summary of outstanding debt as of March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
Senior Secured First Lien Notes	$1,084,830	$—
First Lien Notes	—	613,577
Third Lien Notes	—	389,658
2026 Senior Notes	—	42,491
Finance leases	17,230	17,336
Other borrowings	42,116	41,542
Total debt	1,144,176	1,104,604
Less: current portion	(44,289)	(86,121)
Total long-term debt	$1,099,887	$1,018,483
Refinancing Transactions
On March 4, 2026 (the “Settlement Date”), CSA U.S. completed certain refinancing transactions (the “Refinancing Transactions”) consisting of:
•the issuance by CSA U.S. of $1,100,000 aggregate principal amount of 9.250% Senior Secured First Lien Notes due 2031 (the “Senior Secured First Lien Notes”) pursuant to an Indenture, dated as of the Settlement Date (the “Indenture”), by and among CSA U.S., the Guarantors (as defined below) and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Collateral Agent”);
•the redemption of all $616,854 aggregate principal amount of CSA U.S.’s 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”) at a redemption price of 102.250% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding the Settlement Date;
•the redemption of all $391,767 aggregate principal amount of CSA U.S.’s 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”) at a redemption price of 101.410% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding the Settlement Date;
•the redemption of all $42,554 aggregate principal amount of CSA U.S.’s 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) at a redemption price of 100.000% of the principal amount thereof, plus accrued interest and unpaid interest thereon to, but excluding the Settlement Date; and
•the entry into Amendment No. 5 (the “Fifth Amendment”) to the Third Amended and Restated Loan Agreement (the “ABL Facility”) with certain lenders, Bank of America, N.A., as agent, and the other parties thereto.
As a result of the Refinancing Transactions, the Company extended the maturities of its indebtedness and reduced the amount of cash interest the Company is required to pay on such indebtedness. The Company recognized a loss on the refinancing and extinguishment of debt of $24,155 during the three months ended March 31, 2026 related to redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes. Additionally, the Company incurred total fees and redemption premiums of $35,257 associated with the Refinancing Transactions, of which $28,920 were paid during the three months ended March 31, 2026 and $6,337 are recorded in accounts payable in the condensed consolidated balance sheets as of March 31, 2026 and will be paid in future periods. The fees and redemption premiums paid during the three months ended March 31, 2026 are reflected as cash used in financing activities in the condensed consolidated statement of cash flows.
Issuance of Senior Secured First Lien Notes
On the Settlement Date, CSA U.S. issued $1,100,000 aggregate principal amount of Senior Secured First Lien Notes pursuant to the Indenture.
The Senior Secured First Lien Notes are senior secured obligations of CSA U.S. and are guaranteed on a senior secured basis by CS Intermediate Holdco 1 LLC and each of CSA U.S.’s domestic subsidiaries that guarantee certain other indebtedness, including the ABL Facility (collectively, the “Domestic Guarantors”). The Senior Secured First Lien Notes are also guaranteed on a senior unsecured basis by Cooper-Standard Latin America B.V. (together with the Domestic Guarantors, the “Guarantors”), which also guarantees the ABL Facility on a senior unsecured basis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
The Senior Secured First Lien Notes will mature on March 1, 2031. The Senior Secured First Lien Notes bear interest at the rate of 9.250% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year, commencing on November 15, 2026.
CSA U.S. may, at its option, redeem all or part of the Senior Secured First Lien Notes at any time on or after March 1, 2028 at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. Prior to March 1, 2028, CSA U.S. may, at its option, redeem some or all of the Senior Secured First Lien Notes at any time, at a price equal to 100% of the principal amount of the Senior Secured First Lien Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date, plus a “Make-Whole Premium,” as described in the Indenture. CSA U.S. may also redeem up to 35% of the Senior Secured First Lien Notes prior to March 1, 2028 using the proceeds from certain equity offerings at the redemption price set forth in the Indenture. In addition, at any time prior to March 1, 2028, CSA U.S. may, at its option, redeem during any twelve-month period commencing on the Settlement Date up to 10% of the aggregate principal amount of the Senior Secured First Lien Notes (including any additional Senior Secured First Lien Notes issued after the Settlement Date) at a redemption price equal to 103% of the principal amount of the Senior Secured First Lien Notes redeemed plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Upon the occurrence of certain events constituting a Change of Control (as defined in the Indenture), CSA U.S. will be required to make an offer to repurchase all of the Senior Secured First Lien Notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
The Indenture contains certain covenants that limit CSA U.S.’s and its restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness or issue certain preferred stock; incur liens on assets, pay dividends or make other distributions in respect of, or repurchase or redeem, their capital stock or make other restricted payments; prepay, redeem or repurchase certain debt; make certain loans and investments; enter into agreements restricting certain subsidiaries’ ability to pay dividends; enter into transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies. These covenants are subject to a number of important limitations and exceptions. The Indenture also provides for events of default, which, if any occur, would permit or require the principal, premium, if any, interest and any other monetary obligations on all the then-outstanding Senior Secured First Lien Notes to be due and payable immediately.
In connection with the issuance of the Senior Secured First Lien Notes and execution of the Indenture, CSA U.S. and the Domestic Guarantors entered into a Pledge and Security Agreement, dated as of the Settlement Date, among CSA U.S., the Domestic Guarantors and the Collateral Agent. Pursuant to the Pledge and Security Agreement, the obligations of CSA U.S. and the Domestic Guarantors will be secured on (i) a first-priority basis, equally and ratably with all of CSA U.S.’s and the Domestic Guarantor’s obligations under any other pari passu indebtedness, by liens on substantially all of CSA U.S.’s and each Domestic Guarantor’s assets (other than ABL Facility Priority Collateral (as defined below)) (the “Fixed Asset Collateral”) and (ii) a second-priority basis by liens on CSA U.S.’s and each Domestic Guarantor’s accounts receivable, inventory, instruments, chattel paper and other contracts, evidencing, or substituted for, any accounts receivable, guarantees, letters of credit, security and other credit enhancements in each case for the accounts receivable, commercial tort claims and general intangibles to the extent relating to any of the accounts receivable or inventory, bank accounts or securities accounts into which any proceeds of accounts receivable or inventory are deposited, tax refunds, and books and records relating to any of the foregoing (the “ABL Facility Priority Collateral”) and, in each case, any proceeds thereof, subject to certain exceptions set forth in such agreement. On the Settlement Date, the Collateral Agent also joined, as the applicable collateral agent holding a first-priority lien on the Fixed Asset Collateral and a second-priority lien on the ABL Facility Priority Collateral, that certain intercreditor agreement, dated as of January 23, 2023 (the “Intercreditor Agreement”), which provides for the relative priorities of the respective security interests in the Fixed Asset Collateral and the ABL Facility Priority Collateral, and certain other matters relating to the administration of security interests.
As of March 31, 2026, the Company had $15,170 of unamortized debt issuance costs related to the Senior Secured First Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet. The debt issuance costs are amortized into interest expense over the term of the Senior Secured First Lien Notes.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. The ABL Facility was amended in March 2020 by Amendment No. 1, in May 2020 by Amendment No. 2, in December 2022 by Amendment No. 3, which became effective on January 27, 2023, in May 2024 by Amendment No. 4, and, most recently, in March 2026 by Amendment No. 5 entered into by certain subsidiaries of the Company, namely Holdings, the CSA U.S. (the “Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), and certain other subsidiaries of the Borrower, with certain lenders, Bank of America, N.A., as agent, and the other parties thereto. Amendment No. 5, among other matters, modified the guarantors of the ABL Facility to release the guarantees of the Borrower’s subsidiaries in certain foreign jurisdictions, such that the obligations of (a) the Borrower or its affiliates relating to the U.S. borrowing base facility are

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
guaranteed on a senior secured basis by the Domestic Guarantors and on a senior unsecured basis by the Dutch Guarantor and (b) the Canadian Borrower relating to the Canadian borrowing base facility are guaranteed on a senior secured basis by CSA U.S., the Domestic Guarantors, the Canadian Borrower and Canadian subsidiaries.
The termination date for all outstanding revolving commitments is May 6, 2029, with the aggregate revolving loan commitment remaining at $180,000.
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of March 31, 2026 was $174,659 and the monthly fixed charge coverage ratio was at a level that provided the Company with full access to the borrowing base. Net of $7,398 of outstanding letters of credit, the Company effectively had $167,261 available for borrowing under its ABL Facility as of March 31, 2026.
As of March 31, 2026 and December 31, 2025, there were no borrowings under the ABL Facility.
As of March 31, 2026 and December 31, 2025, the Company had $1,123 and $840, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the Senior Secured First Lien Notes and ABL Facility as of March 31, 2026.
Other Financing
Finance leases and other. Other borrowings as of March 31, 2026 and December 31, 2025 reflect finance leases and other borrowings under local bank lines classified as debt payable within one year in the condensed consolidated balance sheets.
Receivables factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indenture governing the Senior Secured First Lien Notes. The European factoring facility allows the Company to factor up to €80,000 of its Euro-denominated accounts receivable, accelerating access to cash and reducing credit risk. The factoring facility expires on December 31, 2026.
Costs incurred on the sale of receivables are recorded in other expense, net in the condensed consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheets.
Amounts outstanding under the European factoring facility as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Off-balance sheet arrangements	$83,380	$70,729
Accounts receivable factored and related costs associated with the European factoring facility were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended March 31,
	2026	2025
Accounts receivable factored	$148,996	$129,248
Costs	586	598
As of March 31, 2026 and December 31, 2025, cash collections on behalf of the Factor that had yet to be remitted were $1,854 and $1,606, respectively, and are reflected in other current assets as restricted cash with a corresponding payable reflected in accrued liabilities in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$5,640	$7,211	Level 2
Forward foreign exchange contracts - accrued liabilities	$—	$(68)	Level 2
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
Items Not Carried at Fair Value
Fair value of the Company’s Senior Secured First Lien Notes as of March 31, 2026, and the combined fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes as of December 31, 2025, were as follows:

	March 31, 2026	December 31, 2025
Aggregate fair value	$1,039,500	$1,062,833
Aggregate carrying value (1)	$1,100,000	$1,051,175
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
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of March 31, 2026 and December 31, 2025, the notional amount of these contracts was $157,947 and $222,988, respectively, and consisted of hedges of cash flow transactions extending out to December 2026.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain Recognized in OCI
	Three Months Ended March 31,
	2026	2025
Cash flow hedges	$1,205	$3,734
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain (Loss) Reclassified from AOCI to Income
	Three Months Ended March 31,
	2026	2025
Cash flow hedges	$2,712	$(382)
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. The Company uses one-month forward contracts to manage exposure related to certain foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815 and therefore are marked-to-market with changes in fair value recorded in earnings. The principal currencies hedged by the Company are the Mexican Peso and Brazil Real. As of March 31, 2026 and December 31, 2025, the notional amount outstanding was $12,247 and $20,489, respectively.
Pretax amounts related to the Company’s non-designated derivatives that were recognized in other (expense) income, net were as follows:

	Loss Recognized in Income
	Three Months Ended March 31,
	2026	2025
Non-designated foreign currency contracts	$(433)	$(615)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
9. Pensions and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended March 31,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$647	$—	$586
Interest cost	116	1,281	128	1,142
Expected return on plan assets	—	(220)	—	(197)
Amortization of prior service cost and actuarial loss (gain)	44	(182)	34	3
Net periodic benefit cost	$160	$1,526	$162	$1,534

	Other Postretirement Benefits
	Three Months Ended March 31,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$55	$5	$69
Interest cost	129	197	144	181
Amortization of prior service credit and actuarial (gain) loss	(502)	(1)	(644)	3
Net periodic benefit (income) cost	$(369)	$251	$(495)	$253
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other (expense) income, net, in the condensed consolidated statements of operations for all periods presented.
10. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended March 31,
	2026	2025
Foreign currency (losses) gains	$(728)	$103
Components of net periodic cost other than service cost	(862)	(794)
Factoring costs	(586)	(598)
Miscellaneous income (a)	64	10,173
Other (expense) income, net	$(2,112)	$8,884
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Income tax expense, (loss) income before income taxes and the corresponding effective tax rate for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Income tax expense	$4,197	$2,703
(Loss) income before income taxes	(29,069)	4,305
Effective tax rate	(14)%	63%
The effective tax rate for the three months ended March 31, 2026 varied from the effective tax rate for the three months ended March 31, 2025 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
The income tax rate for the three months ended March 31, 2026 and 2025 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company has an ongoing dispute related to its 2015-2018 U.S. federal income tax filings. The Internal Revenue Service (“IRS”) asserts that income earned by a Netherlands subsidiary from its Mexican branch operations should be categorized as foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. The Company has been unable to reach a resolution through the IRS appeals process, but does plan to continue to challenge these proposed adjustments through the litigation process in the U.S. Court of Federal Claims in the future, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three months ended March 31, 2026. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through March 31, 2026 is less than $10,000.
The Organization for Economic Co-operation and Development (“OECD”) has introduced model rules that propose a global minimum tax framework which has been implemented and enacted by a number European Union member states and other jurisdictions around the world. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements for the three months ended March 31, 2026 and March 31, 2025. On January 5, 2026 the OECD announced a new package of administrative guidance under the Pillar Two global minimum tax rules which introduces a new Side by Side Safe Harbor (“SbS Safe Harbor”) that allows multinational enterprise groups with an ultimate parent entity located in a qualified side by side regime to elect a deemed top-up tax of zero across all domestic and foreign operations. As of March 31, 2026, while the OECD has identified the United States as a qualifying jurisdiction, the SbS Safe Harbor has not yet been formally enacted into domestic law in most jurisdictions where we have operations. As a result, we have not reflected the potential benefits of the SbS Safe Harbor election in our condensed consolidated financial statements for the three months ended March 31, 2026. The Company will continue to monitor the legislative progress of the SbS Safe Harbor

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
and other Pillar Two measures and adjust its calculations accordingly when provisions are enacted. We do not expect these changes to have a material impact on the Company’s condensed consolidated financial statements.
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with some provisions that took effect in 2025 and others being implemented through 2027. The tax reform provisions of the OBBBA did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2026.
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
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended March 31,
	2026	2025
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(33,303)	$1,552

Basic weighted average shares of common stock outstanding	17,969,620	17,712,568
Dilutive effect of common stock equivalents	—	199,287
Diluted weighted average shares of common stock outstanding	17,969,620	17,911,855

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(1.85)	$0.09

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(1.85)	$0.09
Securities excluded from the calculation of diluted net loss per share were approximately 968,000 for the three months ended March 31, 2026 because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the three months ended March 31, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended March 31,
	2026		2025
Foreign currency translation adjustment
Balance at beginning of period	$(158,331)		$(182,099)
Other comprehensive income (loss) before reclassifications	3,968	(1)	6,426	(1)
Balance at end of period	$(154,363)		$(175,673)
Benefit plan liabilities
Balance at beginning of period	$18,615		$12,839
Other comprehensive income (loss) before reclassifications (net of tax (benefit) expense of $(14) and $159, respectively)	(118)		(151)
Amounts reclassified from accumulated other comprehensive income (loss)	(644)	(2)	(569)	(3)
Balance at end of period	$17,853		$12,119
Fair value change of derivatives
Balance at beginning of period	$6,626		$(4,172)
Other comprehensive income (loss) before reclassifications (net of tax expense of $558 and $260, respectively)	647		3,474
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $756 and $67, respectively)	(1,956)		449
Balance at end of period	$5,317		$(249)
Accumulated other comprehensive loss, ending balance	$(131,193)		$(163,803)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(2,981) and $18,069 for the three months ended March 31, 2026 and 2025, respectively.
(2)Includes the effect of the amortization of actuarial gains of $644 and amortization of prior service cost of $4, net of tax of $(4).
(3)Includes the effect of the amortization of actuarial gains of $574 and amortization of prior service cost of $4, net of tax of $1.
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of March 31, 2026, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the three months ended March 31, 2026 or 2025.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters (generally, “matters”) that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of March 31, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these locations. As of March 31, 2026 and December 31, 2025, the Company had approximately $7,092 and $7,550, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available, as applicable.
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
The measure of segment assets used by the CODM to evaluate segment performance and allocate resources is reported as total assets on the condensed consolidated balance sheets. While inventory and tooling balances by segment are regularly provided to the CODM, this information is not used as a basis for assessing segment performance or determining resource allocation decisions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$359,306	$320,013		$355,921	$304,814
Intersegment sales	11,003	2,067		11,610	816
Total reportable segment sales	$348,303	$317,946	$666,249	$344,311	$303,998	$648,309

Reconciliation of segment sales
Corporate, eliminations and other (a)			20,110			18,760
Total consolidated sales			$686,359			$667,069

Cost of products sold (b)	$304,341	$282,054		$299,605	$272,153
Other segment items (c)	14,011	12,437		12,394	10,863
Total reportable segment adjusted EBITDA	$29,951	$23,455	$53,406	$32,312	$20,982	$53,294

Depreciation and amortization	11,221	9,463	23,020	11,851	8,946	23,828
Restructuring charges	1,743	2,232	4,632	1,521	454	2,111
Interest expense, net of interest income			28,308			28,619
Income tax expense			4,197			2,703
Loss on refinancing and extinguishment of debt			24,155			—
Gain on sale of businesses, net			—			(98)
Corporate, eliminations and other			(2,397)			5,421
Total consolidated net (loss) income			$(33,303)			$1,552
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended March 31,
	2026	2025
Capital expenditures
Sealing Systems	$9,854	$9,472
Fluid Handling Systems	13,923	6,864
Total for reportable segments	$23,777	$16,336
Corporate, eliminations and other	264	1,207
Consolidated	$24,041	$17,543

	March 31, 2026	December 31, 2025
Segment assets
Sealing Systems	$899,694	$868,251
Fluid Handling Systems	769,765	731,230
Total for reportable segments	$1,669,459	$1,599,481
Corporate, eliminations and other	183,595	233,693
Consolidated	$1,853,054	$1,833,174

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations
This management’s discussion and analysis of financial condition and results of operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Our historical results may not indicate, and should not be relied upon as an indication of, our future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. See “Forward-Looking Statements” below for a discussion of risks associated with reliance on forward-looking statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission (“2025 Annual Report”), including Item 1A. “Risk Factors.” The following should be read in conjunction with our 2025 Annual Report and the other information included herein. Our discussion of trends and conditions supplements and updates such discussion included in our 2025 Annual Report. References in this quarterly report on Form 10-Q (the “Report”) to “we,” “our,” or the “Company” refer to Cooper-Standard Holdings Inc., together with its consolidated subsidiaries.
Executive Overview
Our Business
We design, manufacture and sell sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use primarily in passenger vehicles and light trucks manufactured by global original equipment manufacturers (“OEMs”). We are primarily a “Tier 1” supplier, with approximately 86% of our sales in 2025 made directly to major OEMs for installation on new vehicles.
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to unpredictable economic conditions that can adversely impact new vehicle demand and production levels. These challenges may be compounded by disruptions in supply chains for certain critical materials and components, while business conditions can vary materially by region and over time. In 2025, global light vehicle production increased modestly despite persistent economic risks and uncertainties stemming from ongoing geopolitical conflicts, vehicle affordability pressures and shifts in U.S. trade policy, including the implementation of significant new tariffs on a broad range of imported goods, automobiles included. This growth was primarily driven by strong production volumes in China, which more than offset declines in North America and Europe. The industry outlook for 2026 is increasingly uncertain due to geopolitical risks, including military actions in the Middle East, rising oil prices, constraints on global trade and transportation through the Strait of Hormuz, increased inflationary pressures and reduced consumer confidence.
In North America, consumer confidence in the United States remains subdued, with certain surveys and economic indices declining to their lowest levels in over a decade. Ongoing concerns regarding U.S. military actions in the Middle East and continued uncertainty surrounding U.S. trade policy have contributed to heightened volatility across capital and consumer markets. Persistently high interest rates, elevated prices for energy and consumer goods, and rising levels of consumer debt are further weighing on overall economic activity. Conversely, lower tax rates, reduced regulation, and other incentives included in recently enacted legislation are expected to support commercial investment and consumer demand once geopolitical conditions stabilizes. Economists at the International Monetary Fund (“IMF”) project that the economies of the United States, Canada and Mexico will grow by 2.3 percent, 1.5 percent and 1.6 percent, respectively, in 2026.
In Europe, trends toward economic stabilization and expansion evident earlier in the year have been disrupted by the military actions in the Middle East. Rising oil and natural gas prices are contributing to higher inflation and lower consumer spending. Fiscal stimulus, particularly in Germany, increased defense-related spending, and continuing solid business investment are expected to provide some support to regional economic activity, partially offsetting lower consumer spending. Amid this uncertain environment, economists at the IMF project that the Eurozone economy will grow by 1.1 percent in 2026.
In the Asia Pacific region, China’s economy has continued to grow steadily, supported by domestic stimulus measures and increased export activity. Lower effective U.S. tariffs and domestic stimulus have helped offset certain impacts of the military actions in the Middle East. However, weak consumer demand, persistent declines in property values and rising public debt continue to cloud the outlook for future growth, with consumer confidence remaining near its lowest level in a decade. Despite these challenges, economists at the IMF project that China’s economy will grow by 4.4 percent in 2026.
In South America, the Brazilian central bank initiated a policy to lower interest rates during the first quarter of 2026 in an effort to stimulate economic growth. However, inflationary pressures have re-emerged as military actions in the Middle East have led to higher energy prices and increased costs for imported fertilizers critical to Brazil’s agriculture sector. With inflation concerns rising, the central bank may need to moderate its pace of rate reductions in the near term. Despite these concerns and ongoing global market uncertainty, consumer confidence in Brazil remains well above the averages observed over the past decade. As a result, economists at the IMF project that Brazil's economy will grow by 1.9 percent in 2026.
Production Levels
Our business is directly affected by automotive vehicle production rates in North America, Europe, the Asia Pacific region and South America. These production rates can be impacted by changing macro-economic conditions, geopolitical actions, regional consumer sentiment, labor disruptions, supply chain disruptions and changing regulatory and trade requirements, among other factors.
Light vehicle production in certain regions for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
(in millions of units)	2026(1)	2025(1)	% Change
North America	3.7	3.8	(2.0)%
Europe	4.3	4.4	(0.9)%
Asia Pacific	12.3	12.8	(3.6)%
Greater China	6.5	7.2	(9.7)%
South America	0.7	0.7	3.8%
(1)Production data based on S&P Global, April 2026.
Current industry forecasts project that global light vehicle production for the full year 2026 will decline by approximately 2% compared to the full year 2025, followed by modest growth in 2027. Actual production volumes, however, have varied historically and may fluctuate from forecasted levels due to geopolitical actions, catastrophic events affecting the supply of aluminum and other critical materials and components, broader supply chain disruptions, labor-related disruptions in certain regions or locations, cyberattacks or natural disasters impacting customer operations, changes in consumer demand, the regulatory environment, availability of incentives and overall industry competitiveness, among other factors. In addition, the electric vehicle segment continues to face significant challenges in achieving previously forecasted production volumes, particularly in North America.
Raw Materials
Our business is susceptible to inflationary pressures related to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Although global commodity markets and pricing remained relatively stable in 2025, geopolitical instability in the Middle East during the first three months of 2026 has contributed to higher oil prices and disruptions along major global shipping routes. These conditions may result in shipment delays, extended transit times, increased fuel, freight and insurance costs, reduced carrier availability, or the need to reroute cargo, any of which could adversely affect our supply chain, production schedules, operating costs, and ability to meet customer delivery commitments. To date, we have not experienced a material financial impact from the ongoing geopolitical instability in the Middle East. We continue to work closely with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of index-based pricing agreements and other commercial enhancements.
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

Results of Operations

	Three Months Ended March 31,
	2026	2025	Change
	(Dollar amounts in thousands)
Sales	$686,359	$667,069	$19,290
Cost of products sold	603,941	589,891	14,050
Gross profit	82,418	77,178	5,240
Selling, administration & engineering expenses	52,505	51,191	1,314
Amortization of intangibles	1,224	1,612	(388)
Restructuring charges	4,632	2,111	2,521
Operating income	24,057	22,264	1,793
Interest expense, net of interest income	(28,308)	(28,619)	311
Equity in earnings of affiliates	1,449	1,776	(327)
Loss on refinancing and extinguishment of debt	(24,155)	—	(24,155)
Other (expense) income, net	(2,112)	8,884	(10,996)
(Loss) income before income taxes	(29,069)	4,305	(33,374)
Income tax expense	4,197	2,703	1,494
Net (loss) income	(33,266)	1,602	(34,868)
Net income attributable to noncontrolling interests	(37)	(50)	13
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(33,303)	$1,552	$(34,855)

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Sales

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$686,359	$667,069	$19,290	$(4,704)	$23,994
* Net of customer price adjustments, including recoveries.
Sales for the three months ended March 31, 2026 increased 2.9%, compared to the three months ended March 31, 2025. The increase in sales was driven by favorable foreign exchange, partially offset by net unfavorable volume and mix, net of customer price adjustments including recoveries.
Gross Profit

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$603,941	$589,891	$14,050	$2,762	$24,114	$(12,826)
Gross profit	82,418	77,178	5,240	(7,466)	(120)	12,826
Gross profit percentage of sales	12.0%	11.6%
* Net of customer price adjustments, including recoveries.
** Net of savings from restructuring initiatives.
Cost of products sold is primarily comprised of direct materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Among these, direct materials represent the largest component, accounting for approximately 50% and 52% of total costs of products sold for the three months ended March 31, 2026 and March 31, 2025, respectively. The change in cost of products sold was impacted by unfavorable foreign exchange, increased costs from volume and mix, net of recoveries, and higher inflation of labor and overhead, partially offset by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives.
Gross profit for the three months ended March 31, 2026 increased $5.2 million compared to the three months ended March 31, 2025. The change in gross profit was driven by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives, partially offset by unfavorable volume and mix, net of recoveries, and higher inflation of labor and overhead.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the three months ended March 31, 2026 were $52.5 million, or 7.6% of sales, compared to $51.2 million, or 7.7% of sales for the three months ended March 31, 2025. The increase in dollar terms was primarily due to foreign exchange.
Restructuring Charges. Restructuring charges for the three months ended March 31, 2026 increased $2.5 million compared to the three months ended March 31, 2025. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs in our Fluid Handling Systems segment.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the three months ended March 31, 2026 was $24.2 million, which resulted from redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes related to the Refinancing Transactions described in Liquidity and Capital Resources.
Other (Expense) Income, Net. Other expense, net for the three months ended March 31, 2026 was $2.1 million compared to other income, net of $8.9 million for the three months ended March 31, 2025. The change was primarily driven by $10.0 million of income recognized in connection with certain royalty settlements in the prior year period.
Income Tax Expense. Income tax expense for the three months ended March 31, 2026 was $4.2 million on losses before income taxes of $29.1 million compared to income tax expense of $2.7 million on earnings before income taxes of $4.3 million for the three months ended March 31, 2025. The effective tax rate for the three months ended March 31, 2026 differed from the effective tax rate for the three months ended March 31, 2025 primarily due to the geographic mix of pre-tax earnings and losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.
Segment Results of Operations
Our business is organized in two reportable segments: Sealing Systems and Fluid Handling Systems. All other business activities are reported in Corporate, eliminations and other. The Company uses segment adjusted EBITDA as the measure of earnings to assess the performance of each segment and determine the resources to be allocated to the segments. We have defined adjusted EBITDA as net income (loss) before interest, taxes, depreciation, amortization, restructuring expense, and special items.
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Sales

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing Systems	$348,303	$344,311	$3,992	$(14,560)	$18,552
Fluid Handling Systems	317,946	303,998	13,948	8,507	5,441
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a $13.0 million favorable impact, as well as a $2.4 million favorable impact of the

Chinese Renminbi, a $2.0 million favorable impact of the Brazilian Real, and a $1.2 million favorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix, improved customer recoveries, and timing of tariff recoveries. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a a $3.7 million favorable impact of the Euro, as well as a $1.0 million favorable impact of the Chinese Renminbi, and a $0.7 million favorable impact of all other currencies.
Segment adjusted EBITDA

	Three Months Ended March 31,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$29,951	$32,312	$(2,361)	$(9,799)	$368	$7,070
Fluid Handling Systems	23,455	20,982	2,473	2,544	(4,619)	4,548
* Net of customer price adjustments, including recoveries.
** Net of savings from restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The cost decreases were driven by $6.6 million of manufacturing and purchasing savings through lean initiatives and $4.3 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $3.8 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by improved customer recoveries, timing of tariff recoveries, and partially offset by unfavorable mix. The foreign currency exchange variance was primarily driven by a $5.3 million unfavorable impact of the Mexican Peso and a $0.7 million favorable impact of all other currencies. The cost decreases were driven by $10.5 million of manufacturing and purchasing savings through lean initiatives and were partially offset by $6.0 million of unfavorable inflation in labor and other operational cost increases.
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
We continue to actively preserve cash and enhance liquidity, including proactively managing our capital expenditures. We continuously monitor and forecast our liquidity situation in light of automotive industry, customer and economic factors, and take the necessary actions to preserve our liquidity and evaluate other financial alternatives that may be available to us should the need arise. Our ability to fund our working capital needs, debt payments and other obligations, and to comply with the financial covenants, including borrowing base limitations under our ABL Facility, depends on our future operating performance and cash flows. These may be impacted by many factors outside of our control, including but not limited to industry production levels, the costs of raw materials, the state of the overall automotive industry, geopolitical risks, general financial and economic conditions, including global trade and tariff policies, work stoppages, and potential public health events. Considering these factors, current projections for light vehicle production and customer demand for our products, we believe that our cash flows from operations, cash on hand, availability under our ABL Facility and receivables factoring will enable us to meet our ongoing working capital requirements, capital expenditures, debt service and other funding requirements for the foreseeable future, despite the challenges facing the industry.

Refinancing Transactions
On March 4, 2026 (the “Settlement Date”), Cooper-Standard Automotive Inc. (“CSA U.S.”)., a wholly-owned subsidiary of the Company, completed certain refinancing transactions (the “Refinancing Transactions”) consisting of:
•the issuance by CSA U.S. of $1,100.0 million aggregate principal amount of 9.250% Senior Secured First Lien Notes due 2031 (the “Senior Secured First Lien Notes”) pursuant to an Indenture, dated as of the Settlement Date (the “Indenture”), by and among CSA U.S., the Guarantors (as defined below) and U.S. Bank Trust Company, National Association, as trustee and collateral agent (the “Collateral Agent”);
•the redemption of all $616.9 million aggregate principal amount of CSA U.S.’s 13.50% Cash Pay / PIK Toggle Senior Secured First Lien Notes due 2027 (the “First Lien Notes”) at a redemption price of 102.250% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding the Settlement Date;
•the redemption of all $391.8 million aggregate principal amount of CSA U.S.’s 5.625% Cash Pay / 10.625% PIK Toggle Senior Secured Third Lien Notes due 2027 (the “Third Lien Notes”) at a redemption price of 101.410% of the principal amount thereof, plus accrued and unpaid interest thereon to, but excluding the Settlement Date;
•the redemption of all $42.6 million aggregate principal amount of CSA U.S.’s 5.625% Senior Notes due 2026 (the “2026 Senior Notes”) at a redemption price of 100.000% of the principal amount thereof, plus accrued interest and unpaid interest thereon to, but excluding the Settlement Date; and
•the entry into Amendment No. 5 (the “Fifth Amendment”) to the ABL Facility with certain lenders, Bank of America, N.A., as agent, and the other parties thereto.
As a result of the Refinancing Transactions, the Company extended the maturities of its indebtedness and reduced the amount of cash interest the Company is required to pay on such indebtedness. The Company recognized a loss on the refinancing and extinguishment of debt of $24.2 million during the three months ended March 31, 2026 related to redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes. Additionally, the Company incurred total fees and redemption premiums of $35.3 million associated with the Refinancing Transactions, of which $28.9 million were paid during the three months ended March 31, 2026 and $6.4 million are recorded in accounts payable in the condensed consolidated balance sheets as of March 31, 2026 and will be paid in future periods. The fees and redemption premiums paid during the three months ended March 31, 2026 are reflected as a financing outflow in the condensed consolidated statement of cash flows.
Cash Flows
Operating Activities. Net cash used in operations was $69.2 million for the three months ended March 31, 2026, compared to net cash used in operations of $14.9 million for the three months ended March 31, 2025. The net change was primarily due to an increase in cash interest payments of $23.9 million year-over-year as a result of the Refinancing Transactions described above, lower net cash earnings year-over-year driven by $10.0 million of income recognized in connection with certain royalty settlements in the prior year and changes in working capital. Working capital was negatively impacted primarily due to an increase in payments related to customer tooling programs during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Investing Activities. Net cash used in investing activities was $24.0 million for the three months ended March 31, 2026, compared to net cash used in investing activities of $15.2 million for the three months ended March 31, 2025. The net change was primarily due to higher capital expenditures. Capital expenditures were $24.0 million for the three months ended March 31, 2026 compared to $17.5 million for the three months ended March 31, 2025. We expect to maintain disciplined capital spending and anticipate total capital expenditures of approximately $55 million to $65 million in 2026.
Financing Activities. Net cash provided by financing activities totaled $16.4 million for the three months ended March 31, 2026, compared to net cash used in financing activities of $2.5 million for the three months ended March 31, 2025. The net change was primarily due to the net cash impact of the Refinancing Transactions described above. This net change was partially offset by a net increase in tax withholding amounts related to employees’ share-based payment awards by $1.3 million year-over-year.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of March 31, 2026, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the three months ended March 31, 2026 or 2025.
Other Matters
We may, from time to time, seek to purchase our outstanding debt securities or loans, including the Senior Secured First Lien Notes. Such transactions could be privately negotiated or open market transactions, pursuant to tender offers or otherwise. Any such purchases will be made in our sole discretion in light of market conditions, applicable limitations contained in the agreements governing our indebtedness and other relevant factors. The amounts involved in any such purchase transactions, individually or in the aggregate, may be material. Any such purchases may equate to a substantial amount of a particular class or series of debt, which may reduce the trading liquidity of such class or series.
We designated Liveline Technologies, Inc. (“Liveline”) as an unrestricted subsidiary under the terms of certain of its debt agreements. Liveline remains a wholly-owned subsidiary of CSA U.S. Liveline incurred a net loss of $0.5 million and $0.4 million during the three months ended March 31, 2026 and March 31, 2025, respectively. As of March 31, 2026, Liveline had approximately $0.9 million of gross assets. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.
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
•they do not reflect interest expense or cash requirements necessary to service interest or principal payments under our ABL Facility, and Senior Secured First Lien Notes, First Lien Notes, Third Lien Notes, and 2026 Senior Notes;
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended March 31,
	2026	2025
	(Dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(33,303)	$1,552
Income tax expense	4,197	2,703
Interest expense, net of interest income	28,308	28,619
Depreciation and amortization	23,020	23,828
EBITDA	$22,222	$56,702
Restructuring charges	4,632	2,111
Gain on sale of businesses, net (1)	—	(98)
Loss on refinancing and extinguishment of debt (2)	24,155	—
Adjusted EBITDA	$51,009	$58,715
(1)Gain on sale of businesses related to divestiture in 2024.
(2)Loss on refinancing and extinguishment of debt relating to the Refinancing Transactions during the three months ended March 31, 2026.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2026.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts and disruptions related to the wars in Ukraine and the Middle East; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; work stoppages or other labor disruptions with our employees or our customers’ employees; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; escalating pricing pressures; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruptions in our supply base or our customers’ supply base; competitive threats and commercial risks associated with our diversification strategy; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; foreign currency exchange rate fluctuations; the effects of a potential U.S. government shutdown and its impact on our customers; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; significant costs related to manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; the potential impact of any future public health events on our financial condition and results of operations; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the quantitative and qualitative information about the Company’s market risk from those previously disclosed in the Company’s 2025 Annual Report.

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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors reported or new risk factors identified since the filing of our 2025 Annual Report.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of March 31, 2026, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended March 31, 2026 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
January 1, 2026 through January 31, 2026	—	$—	—	$98.7
February 1, 2026 through February 28, 2026	76,370	38.44	—	98.7
March 1, 2026 through March 31, 2026	—	—	—	98.7
Total	76,370		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description of Exhibit
4.1
Indenture, dated as of March 4, 2026, by and among Cooper-Standard Automotive Inc., as issuer, the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent, relating to the Issuer’s 9.250% Senior Secured First Lien Notes due 2031 (including the form of note) (incorporated by reference to Exhibit 4.1 to Cooper-Standard Holdings Inc. Current Report on Form 8-K filed March 4, 2026).

10.1
Fifth Amendment, dated as of March 4, 2026, to the Third Amended and Restated Loan Agreement, among CS Intermediate Holdco 1 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., certain subsidiaries of Cooper-Standard Automotive Inc., the lenders party thereto and Bank of America, N.A. as agent for such lenders (incorporated by reference to Exhibit 4.2 to Cooper-Standard Holdings Inc. Current Report on Form 8-K filed March 4, 2026).

10.2*†	Form of 2026 Cooper-Standard Holdings Inc. Amended and Restated 2021 Omnibus Incentive Plan Performance Award Agreement (ROIC with TSR modifier) (cash or stock settled).

31.1*	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2*	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32**	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCS***	Inline XBRL Taxonomy Extension Schema Document With Embedded Linkbase Documents

104***	Cover Page Interactive Data File, formatted in Inline XBRL

*	Filed with this Report.
**	Furnished with this Report.
***	Submitted electronically with this Report in accordance with the provisions of Regulation S-T.
†	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COOPER-STANDARD HOLDINGS INC.

May 7, 2026	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)