Form 10-Q
period 2026-06-30
Cooper-Standard Holdings Inc.
filed 2026-08-06
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2026, there were 17,769,208 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended June 30, 2026

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$721,349	$705,973	$1,407,708	$1,373,042
Cost of products sold	637,593	612,922	1,241,534	1,202,813
Gross profit	83,756	93,051	166,174	170,229
Selling, administration & engineering expenses	52,605	51,210	105,110	102,401
Amortization of intangibles	1,227	1,710	2,451	3,322
Restructuring charges	17,063	2,852	21,695	4,963
Operating income	12,861	37,279	36,918	59,543
Interest expense, net of interest income	(26,996)	(28,712)	(55,304)	(57,331)
Equity in earnings of affiliates	1,650	1,708	3,099	3,484
Loss on refinancing and extinguishment of debt	—	—	(24,155)	—
Other (expense) income, net	(1,005)	(3,667)	(3,117)	5,217
(Loss) income before income taxes	(13,490)	6,608	(42,559)	10,913
Income tax expense	5,428	8,081	9,625	10,784
Net (loss) income	(18,918)	(1,473)	(52,184)	129
Net loss attributable to noncontrolling interests	75	72	38	22
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(18,843)	$(1,401)	$(52,146)	$151

Net (loss) income per share:
Basic	$(1.04)	$(0.08)	$(2.90)	$0.01
Diluted	$(1.04)	$(0.08)	$(2.90)	$0.01
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(18,918)	$(1,473)	$(52,184)	$129
Other comprehensive income (loss):
Currency translation adjustment	1,858	13,121	5,712	19,504
Benefit plan liabilities adjustment, net of tax	(764)	(867)	(1,526)	(1,587)
Fair value change of derivatives, net of tax	(475)	4,665	(1,784)	8,588
Other comprehensive income, net of tax	619	16,919	2,402	26,505
Comprehensive (loss) income	(18,299)	15,446	(49,782)	26,634
Comprehensive loss attributable to noncontrolling interests	198	172	275	165
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(18,101)	$15,618	$(49,507)	$26,799
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,579	$191,699
Accounts receivable, net	373,454	334,267
Tooling receivable, net	80,692	72,316
Inventories	188,721	154,189
Prepaid expenses	26,253	23,940
Value added tax receivable	47,328	47,329
Other current assets	88,101	57,360
Total current assets	931,128	881,100
Property, plant and equipment, net	507,541	523,508
Operating lease right-of-use assets, net	90,025	83,474
Goodwill	140,503	140,696
Intangible assets, net	26,730	28,978
Other assets	179,983	175,418
Total assets	$1,875,910	$1,833,174

Liabilities and Equity
Current liabilities:
Debt payable within one year	$44,950	$86,121
Accounts payable	373,292	337,319
Payroll liabilities	100,766	122,395
Accrued liabilities	149,926	114,150
Current operating lease liabilities	18,085	18,412
Total current liabilities	687,019	678,397
Long-term debt	1,099,862	1,018,483
Pension benefits	89,727	91,336
Postretirement benefits other than pensions	25,411	26,461
Long-term operating lease liabilities	76,703	69,806
Other liabilities	36,119	40,268
Total liabilities	2,014,841	1,924,751
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,835,017 shares issued and 17,769,208 shares outstanding as of June 30, 2026, and 19,702,818 shares issued and 17,637,009 shares outstanding as of December 31, 2025	18	17
Additional paid-in capital	526,739	524,312
Retained deficit	(526,873)	(474,727)
Accumulated other comprehensive loss	(130,451)	(133,090)
Total Cooper-Standard Holdings Inc. equity	(130,567)	(83,488)
Noncontrolling interests	(8,364)	(8,089)
Total equity	(138,931)	(91,577)
Total liabilities and equity	$1,875,910	$1,833,174
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	17,637,009	$17	$524,312	$(474,727)	$(133,090)	$(83,488)	$(8,089)	$(91,577)
Share-based compensation, net	118,275	1	(425)	—	—	(424)	—	(424)
Net (loss) income	—	—	—	(33,303)	—	(33,303)	37	(33,266)
Other comprehensive income (loss)	—	—	—	—	1,897	1,897	(114)	1,783
Balance as of March 31, 2026	17,755,284	$18	$523,887	$(508,030)	$(131,193)	$(115,318)	$(8,166)	$(123,484)
Share-based compensation, net	13,924	—	2,852	—	—	2,852	—	2,852
Net loss	—	—	—	(18,843)	—	(18,843)	(75)	(18,918)
Other comprehensive income (loss)	—	—	—	—	742	742	(123)	619
Balance as of June 30, 2026	17,769,208	$18	$526,739	$(526,873)	$(130,451)	$(130,567)	$(8,364)	$(138,931)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	221,616	—	(120)	—	—	(120)	—	(120)
Net income	—	—	—	1,552	—	1,552	50	1,602
Other comprehensive income (loss)	—	—	—	—	9,629	9,629	(43)	9,586
Balance as of March 31, 2025	17,548,147	$17	$518,088	$(469,010)	$(163,803)	$(114,708)	$(7,594)	$(122,302)
Share-based compensation, net	85,266	—	1,474	—	—	1,474	—	1,474
Net loss	—	—	—	(1,401)	—	(1,401)	(72)	(1,473)
Other comprehensive income (loss)	—	—	—	—	17,019	17,019	(100)	16,919
Balance as of June 30, 2025	17,633,413	$17	$519,562	$(470,411)	$(146,784)	$(97,616)	$(7,766)	$(105,382)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Six Months Ended June 30,
	2026	2025
Operating activities:
Net (loss) income	$(52,184)	$129
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	43,844	45,027
Amortization of intangibles	2,451	3,322
Share-based compensation expense	5,462	5,481
Equity in earnings of affiliates, net of dividends related to earnings	(1,062)	(1,515)
Loss on refinancing and extinguishment of debt	24,155	—
Deferred income taxes	1,032	2,496
Other	1,941	2,448
Changes in operating assets and liabilities	(64,668)	(87,819)
Net cash used in operating activities	(39,029)	(30,431)
Investing activities:
Capital expenditures	(37,860)	(25,315)
Proceeds from sale of businesses	—	2,558
Other	4	—
Net cash used in investing activities	(37,856)	(22,757)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,084,552	—
Repayment of long-term debt	(1,008,621)	—
Principal payments on long-term debt	(1,081)	(1,412)
Decrease in short-term debt, net	(42,544)	(1,259)
Debt issuance costs and other fees	(19,529)	—
Taxes withheld and paid on employees' share-based payment awards	(2,936)	(1,686)
Other	(180)	—
Net cash provided by (used in) financing activities	9,661	(4,357)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	(469)	6,419
Changes in cash, cash equivalents and restricted cash	(67,693)	(51,126)
Cash, cash equivalents and restricted cash at beginning of period	199,882	178,697
Cash, cash equivalents and restricted cash at end of period	$132,189	$127,571

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	June 30, 2026	December 31, 2025
Cash and cash equivalents	$126,579	$191,699
Restricted cash included in other current assets	3,178	6,581
Restricted cash included in other assets	2,432	1,602
Total cash, cash equivalents and restricted cash	$132,189	$199,882
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended June 30, 2026 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the six months ended June 30, 2026, which did not have a material impact on its condensed consolidated financial statements:

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
January 1, 2028
ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818)	Provides recognition, measurement, presentation, and disclosure requirements for entities with environmental credits and related environmental credit obligations.	January 1, 2028
ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities	Provides recognition, measurement, and presentation guidance for government grants received by business entities. The update also defines government grants and clarifies their scope, establishes recognition criteria, and includes disclosure requirements regarding the nature of government grants, accounting policies applied, and significant terms and conditions.	January 1, 2029
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
Revenue by customer group for the three months ended June 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$347,552	$339,681	$—	$687,233
Commercial	6,067	2,168	4,726	12,961
Other	335	3,415	17,405	21,155
Revenue	$353,954	$345,264	$22,131	$721,349

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Revenue by customer group for the six months ended June 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$690,304	$652,724	$—	$1,343,028
Commercial	11,314	4,102	7,675	23,091
Other	639	6,384	34,566	41,589
Revenue	$702,257	$663,210	$42,241	$1,407,708
Revenue by customer group for the three months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$356,005	$317,755	$—	$673,760
Commercial	7,794	2,317	2,063	12,174
Other	569	2,358	17,112	20,039
Revenue	$364,368	$322,430	$19,175	$705,973
Revenue by customer group for the six months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$692,146	$617,600	$—	$1,309,746
Commercial	15,567	4,364	3,882	23,813
Other	966	4,464	34,053	39,483
Revenue	$708,679	$626,428	$37,935	$1,373,042
Substantially all of the Company’s revenue is generated from sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fluid Handling Systems	Fuel and Brake Delivery Systems: Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems: Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain and HVAC operation.
Revenue by geographical region for the three months ended June 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$142,941	$251,233	$—	$394,174
Europe	124,624	39,960	—	164,584
Asia Pacific	63,975	43,559	—	107,534
South America	22,414	10,512	—	32,926
Corporate, eliminations and other	—	—	22,131	22,131
Revenue	$353,954	$345,264	$22,131	$721,349

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Revenue by geographical region for the six months ended June 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$284,841	$484,454	$—	$769,295
Europe	254,777	77,426	—	332,203
Asia Pacific	120,773	81,862	—	202,635
South America	41,866	19,468	—	61,334
Corporate, eliminations and other	—	—	42,241	42,241
Revenue	$702,257	$663,210	$42,241	$1,407,708
Revenue by geographical region for the three months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$153,387	$239,312	$—	$392,699
Europe	121,126	34,238	—	155,364
Asia Pacific	67,823	40,510	—	108,333
South America	22,032	8,370	—	30,402
Corporate, eliminations and other	—	—	19,175	19,175
Revenue	$364,368	$322,430	$19,175	$705,973
Revenue by geographical region for the six months ended June 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$302,149	$465,648	$—	$767,797
Europe	236,456	67,308	—	303,764
Asia Pacific	127,496	77,510	—	205,006
South America	42,578	15,962	—	58,540
Corporate, eliminations and other	—	—	37,935	37,935
Revenue	$708,679	$626,428	$37,935	$1,373,042
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
Contract Balances
The Company’s contract assets consist of unbilled tariff recoveries from customers and unbilled amounts associated with variable pricing arrangements. These amounts are recognized as contract assets until the applicable tariff recoveries and pricing are finalized and invoiced, at which time they are reclassified to accounts receivable. As a result, contract asset balances are impacted by the timing of tariff recoveries invoicing, revenue recognition, customer billings, and changes in foreign exchange rates. Contract assets were not materially impacted by any other factors during the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, the Company had $21,676 and $9,346, respectively, of contract assets recorded in other current assets in the condensed consolidated balance sheets.
The Company’s contract liabilities consist of advance payments received and due from customers. As of June 30, 2026 and December 31, 2025, the Company did not have any contract liabilities recorded in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 were current liabilities of $5,943 and $7,676, respectively, and long-term liabilities of $653 and $1,265, respectively.
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
Restructuring charges for the three and six months ended June 30, 2026 primarily consisted of employee separation and other costs associated with the closure and downsizing of certain plants in Europe and North America.
Restructuring charges by segment for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sealing Systems (a)	$6,224	$2,735	$7,967	$4,256
Fluid Handling Systems	9,770	79	12,002	533
Corporate and other	1,069	38	1,726	174
Total	$17,063	$2,852	$21,695	$4,963
(a)    Restructuring charges incurred during the three and six months ended June 30, 2026 are net of reimbursement already received and reimbursement expected to be received in the future.
Restructuring activity for all restructuring initiatives for the six months ended June 30, 2026 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2025	$12,200	$1,930	$14,130
Expense (a)	33,080	8,017	41,097
Cash payments	(14,567)	(6,924)	(21,491)
Foreign exchange translation and other	(361)	(441)	(802)
Balance as of June 30, 2026	$30,352	$2,582	$32,934
(a)    Restructuring charges incurred during the six months ended June 30, 2026 exclude reimbursement already received and reimbursement expected to be received in the future, which is presented gross in other current assets in the condensed consolidated balance sheet as of June 30, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
5. Inventories
Inventories as of June 30, 2026 and December 31, 2025 consisted of the following:

	June 30, 2026	December 31, 2025
Finished goods	$50,756	$41,674
Work in process	46,016	38,438
Raw materials and supplies	91,949	74,077
Total	$188,721	$154,189
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2026 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2025	$47,657	$80,303	$12,736	$140,696
Foreign exchange translation	(193)	—	—	(193)
Balance as of June 30, 2026	$47,464	$80,303	$12,736	$140,503
The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying value of goodwill may be impaired. Goodwill impairment testing is performed at the reporting unit level. There were no indicators of potential impairment during the six months ended June 30, 2026.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of June 30, 2026 and December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,777	$(143,356)	$9,421
Other	39,761	(22,452)	17,309
Balance as of June 30, 2026	$192,538	$(165,808)	$26,730

Customer relationships	$152,572	$(141,885)	$10,687
Other	39,393	(21,102)	18,291
Balance as of December 31, 2025	$191,965	$(162,987)	$28,978

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
7. Debt and Other Financing
A summary of outstanding debt as of June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
Senior Secured First Lien Notes	$1,085,450	$—
First Lien Notes	—	613,577
Third Lien Notes	—	389,658
2026 Senior Notes	—	42,491
Finance leases	16,590	17,336
Other borrowings	42,772	41,542
Total debt	1,144,812	1,104,604
Less: current portion	(44,950)	(86,121)
Total long-term debt	$1,099,862	$1,018,483
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
As a result of the Refinancing Transactions, the Company extended the maturities of its indebtedness and reduced the amount of cash interest the Company is required to pay on such indebtedness. The Company recognized a loss on the refinancing and extinguishment of debt of $24,155 during the six months ended June 30, 2026 related to redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes. Additionally, the Company incurred total fees and redemption premiums of $35,404 associated with the Refinancing Transactions, of which $34,978 were paid during the six months ended June 30, 2026 and $426 are recorded in accounts payable in the condensed consolidated balance sheet as of June 30, 2026 which will be paid in future periods. The fees and redemption premiums paid during the six months ended June 30, 2026 are reflected as cash used in financing activities in the condensed consolidated statement of cash flows.
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
As of June 30, 2026, the Company had $14,550 of unamortized debt issuance costs related to the Senior Secured First Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet. The debt issuance costs are amortized into interest expense over the term of the Senior Secured First Lien Notes.
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
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted $100,000 incremental loan facility, for a potential total ABL Facility of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of June 30, 2026 was $174,524 and the monthly fixed charge coverage ratio was at a level that provided the Company with full access to the borrowing base. Net of $6,881 of outstanding letters of credit, the Company effectively had $167,643 available for borrowing under its ABL Facility as of June 30, 2026.
As of June 30, 2026 and December 31, 2025, there were no borrowings under the ABL Facility.
As of June 30, 2026 and December 31, 2025, the Company had $1,034 and $840, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the Senior Secured First Lien Notes and ABL Facility as of June 30, 2026.
Other Financing
Finance leases and other. Other borrowings as of June 30, 2026 and December 31, 2025 reflect finance leases and other borrowings under local bank lines classified as debt payable within one year in the condensed consolidated balance sheets.
Receivables factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program, accelerating the Company’s access to cash and reducing credit risk. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indenture governing the Senior Secured First Lien Notes.
In June 2026, the Company entered into an amendment of the European factoring facility agreement that increased the amount of Euro-denominated accounts receivable that can be factored from €80,000 to €85,000 and extended the expiration date of the European factoring facility from December 31, 2026 to December 31, 2028.
Costs incurred on the sale of receivables are recorded in other expense, net in the condensed consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheets.
Amounts outstanding under the European factoring facility as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Off-balance sheet arrangements	$81,234	$70,729
Accounts receivable factored and related costs associated with the European factoring facility were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Accounts receivable factored	$150,962	$139,385	$299,958	$268,633
Costs	684	659	1,270	1,257
As of June 30, 2026 and December 31, 2025, cash collections on behalf of the Factor that had yet to be remitted were $1,219 and $1,606, respectively, and are reflected in other current assets as restricted cash with a corresponding payable reflected in accrued liabilities in the condensed consolidated balance sheets.

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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$5,161	$7,211	Level 2
Forward foreign exchange contracts - accrued liabilities	$—	$(68)	Level 2
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
Items Not Carried at Fair Value
Fair value of the Company’s Senior Secured First Lien Notes as of June 30, 2026, and the combined fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes as of December 31, 2025, were as follows:

	June 30, 2026	December 31, 2025
Aggregate fair value	$1,105,500	$1,062,833
Aggregate carrying value (1)	$1,100,000	$1,051,175
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of June 30, 2026 and December 31, 2025, the notional amount of these contracts was $101,029 and $222,988, respectively, and consisted of hedges of cash flow transactions extending out to December 2026.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	Gain Recognized in OCI
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flow hedges	$2,851	$5,543	$4,056	$9,277
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash flow hedges	$3,331	$999	$6,043	$617
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. The Company uses one-month forward contracts to manage exposure related to certain foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815 and therefore are marked-to-market with changes in fair value recorded in earnings. The principal currency hedged by the Company is the Mexican Peso. As of June 30, 2026 and December 31, 2025, the notional amount outstanding was $14,313 and $20,489, respectively.
Pretax amounts related to the Company’s non-designated derivatives that were recognized in other (expense) income, net were as follows:

	Loss Recognized in Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Non-designated foreign currency contracts	$(522)	$(1,860)	$(955)	$(2,475)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
9. Pensions and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended June 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$643	$—	$621
Interest cost	116	1,274	128	1,214
Expected return on plan assets	—	(217)	—	(204)
Amortization of prior service cost and actuarial loss (gain)	44	(181)	36	1
Net periodic benefit cost	$160	$1,519	$164	$1,632

	Pension Benefits
	Six Months Ended June 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,290	$—	$1,207
Interest cost	232	2,555	256	2,356
Expected return on plan assets	—	(437)	—	(401)
Amortization of prior service cost and actuarial loss (gain)	88	(363)	70	4
Net periodic benefit cost	$320	$3,045	$326	$3,166

	Other Postretirement Benefits
	Three Months Ended June 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$55	$5	$72
Interest cost	129	195	144	188
Amortization of prior service credit and actuarial (gain) loss	(502)	(1)	(644)	3
Net periodic benefit (income) cost	$(369)	$249	$(495)	$263

	Other Postretirement Benefits
	Six Months Ended June 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$8	$110	$10	$141
Interest cost	258	392	288	369
Amortization of prior service credit and actuarial (gain) loss	(1,004)	(2)	(1,288)	6
Net periodic benefit (income) cost	$(738)	$500	$(990)	$516
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
10. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency gains (losses)	$527	$(2,442)	$(201)	$(2,339)
Components of net periodic cost other than service cost	(857)	(866)	(1,719)	(1,660)
Factoring costs	(684)	(659)	(1,270)	(1,257)
Miscellaneous income (a)	9	300	73	10,473
Other (expense) income, net	$(1,005)	$(3,667)	$(3,117)	$5,217
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
Income tax expense, (loss) income before income taxes and the corresponding effective tax rate for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense	$5,428	$8,081	$9,625	$10,784
(Loss) income before income taxes	(13,490)	6,608	(42,559)	10,913
Effective tax rate	(40)%	122%	(23)%	99%
The effective tax rate for the three and six months ended June 30, 2026 varied from the effective tax rate for the three and six months ended June 30, 2025 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
The income tax rate for the three and six months ended June 30, 2026 and 2025 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
The Company has an ongoing dispute related to its 2015-2018 U.S. federal income tax filings. The Internal Revenue Service (“IRS”) asserts that income earned by a Netherlands subsidiary from its Mexican branch operations constitutes foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. The IRS has also proposed similar adjustments for the 2019-2022 tax years. The Company has been unable to reach a resolution through the IRS appeals process, but does plan to continue to challenge these proposed adjustments through the litigation process in the U.S. Court of Federal Claims in the future, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three and six months ended June 30, 2026. In the event the Company is not successful in defending its position, the potential income tax expense impact, including interest, related to tax years 2015 through June 30, 2026 is less than $10,000.
The Organization for Economic Co-operation and Development (“OECD”) has introduced model rules that propose a global minimum tax framework which has been implemented and enacted by a number European Union member states and other jurisdictions around the world. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements for the three and six months ended June 30, 2026 and June 30, 2025. On January 5, 2026 the OECD announced a new package of administrative guidance under the Pillar Two global minimum tax rules which introduces a new Side by Side Safe Harbor (“SbS Safe Harbor”) that allows multinational enterprise groups with an ultimate parent entity located in a qualified side by side regime to elect a deemed top-up tax of zero across all domestic and foreign operations. As of June 30, 2026, while the OECD has identified the United States as a qualifying jurisdiction, the SbS Safe Harbor has not yet been formally enacted into domestic law in most jurisdictions where we have operations. As a result, we have not reflected the potential benefits of the SbS Safe Harbor election in our condensed consolidated financial statements for the three and six months ended June 30, 2026. The Company will continue to monitor the legislative progress of the SbS Safe Harbor and other Pillar Two measures and adjust its calculations accordingly when provisions are enacted. We do not expect these changes to have a material impact on the Company’s condensed consolidated financial statements.
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with some provisions that took effect in 2025 and others being implemented through 2027. The tax reform provisions of the OBBBA did not have a material impact on the Company’s condensed consolidated financial statements for the six months ended June 30, 2026.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Information used to compute basic and diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income available to Cooper-Standard Holdings Inc. common stockholders	$(18,843)	$(1,401)	$(52,146)	$151

Basic weighted average shares of common stock outstanding	18,051,719	17,882,361	18,010,896	17,797,933
Dilutive effect of common stock equivalents	—	—	—	260,075
Diluted weighted average shares of common stock outstanding	18,051,719	17,882,361	18,010,896	18,058,008

Basic net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(1.04)	$(0.08)	$(2.90)	$0.01

Diluted net (loss) income per share attributable to Cooper-Standard Holdings Inc.	$(1.04)	$(0.08)	$(2.90)	$0.01
Securities excluded from the calculation of diluted net loss per share were approximately 756,000 and 479,000 for the three months ended June 30, 2026 and June 30, 2025, respectively, and 822,000 for the six months ended June 30, 2026 because the inclusion of such securities in the calculation would have been anti-dilutive. There were no anti-dilutive securities during the six months ended June 30, 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Foreign currency translation adjustment
Balance at beginning of period	$(154,363)		$(175,673)		$(158,331)		$(182,099)
Other comprehensive income (loss) before reclassifications	1,981	(1)	13,221	(1)	5,949	(1)	19,647	(1)
Balance at end of period	$(152,382)		$(162,452)		$(152,382)		$(162,452)
Benefit plan liabilities
Balance at beginning of period	$17,853		$12,119		$18,615		$12,839
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $8, $73, $(6), and $232, respectively)	(124)		(219)		(242)		(370)
Amounts reclassified from accumulated other comprehensive income (loss)	(640)	(2)	(648)	(3)	(1,284)	(4)	(1,217)	(5)
Balance at end of period	$17,089		$11,252		$17,089		$11,252
Fair value change of derivatives
Balance at beginning of period	$5,317		$(249)		$6,626		$(4,172)
Other comprehensive income (loss) before reclassifications (net of tax expense (benefit) of $940, $(63), $1,498, and $197, respectively)	1,911		5,606		2,558		9,080
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $945, $58, $1,701, and $125, respectively)	(2,386)		(941)		(4,342)		(492)
Balance at end of period	$4,842		$4,416		$4,842		$4,416
Accumulated other comprehensive loss, ending balance	$(130,451)		$(146,784)		$(130,451)		$(146,784)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $19,943 and $6,168 for the three months ended June 30, 2026 and 2025, respectively, and $16,962 and $(11,901) for the six months ended June 30, 2026 and 2025, respectively.
(2)Includes the effect of the amortization of actuarial gains of $639 and amortization of prior service cost of $3, net of tax of $(4).
(3)Includes the effect of the amortization of actuarial gains of $642 and amortization of prior service cost of $3, net of tax of $(9).
(4)Includes the effect of the amortization of actuarial gains of $1,283 and amortization of prior service cost of $7, net of tax of $(8).
(5)Includes the effect of the amortization of actuarial gains of $1,216 and amortization of prior service cost of $7, net of tax of $(8).
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of June 30, 2026, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the six months ended June 30, 2026 or 2025.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters (generally, “matters”) that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of June 30, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these locations. As of June 30, 2026 and December 31, 2025, the Company had approximately $7,544 and $7,550, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available, as applicable.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$363,570	$346,541		$374,308	$323,162
Intersegment sales	9,616	1,277		9,940	732
Total reportable segment sales	$353,954	$345,264	$699,218	$364,368	$322,430	$686,798

Reconciliation of segment sales
Corporate, eliminations and other (a)			22,131			19,175
Total consolidated sales			$721,349			$705,973

Cost of products sold (b)	$315,843	$302,998		$312,687	$283,982
Other segment items (c)	11,982	14,611		11,336	11,451
Total reportable segment adjusted EBITDA	$26,129	$27,655	$53,784	$40,345	$26,997	$67,342

Depreciation and amortization	11,288	9,600	23,275	12,570	10,045	24,521
Restructuring charges	6,224	9,770	17,063	2,735	79	2,852
Interest expense, net of interest income			26,996			28,712
Income tax expense			5,428			8,081
Corporate, eliminations and other			135			(4,577)
Total consolidated net loss			$(18,843)			$(1,401)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$722,876	$666,554		$730,229	$627,976
Intersegment sales	20,619	3,344		21,550	1,548
Total reportable segment sales	$702,257	$663,210	$1,365,467	$708,679	$626,428	$1,335,107

Reconciliation of segment sales
Corporate, eliminations and other (a)			42,241			37,935
Total consolidated sales			$1,407,708			$1,373,042

Cost of products sold (b)	$620,184	$585,052		$612,292	$556,135
Other segment items (c)	25,993	27,048		23,730	22,314
Total reportable segment adjusted EBITDA	$56,080	$51,110	$107,190	$72,657	$47,979	$120,636

Depreciation and amortization	22,509	19,063	46,295	24,421	18,991	48,349
Restructuring charges	7,967	12,002	21,695	4,256	533	4,963
Interest expense, net of interest income			55,304			57,331
Income tax expense			9,625			10,784
Loss on refinancing and extinguishment of debt			24,155			—
Gain on sale of businesses, net			—			(98)
Corporate, eliminations and other			(2,262)			844
Total consolidated net (loss) income			$(52,146)			$151
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital expenditures
Sealing Systems	$7,788	$4,172	$17,642	$13,644
Fluid Handling Systems	5,851	4,293	19,774	11,157
Total for reportable segments	$13,639	$8,465	$37,416	$24,801
Corporate, eliminations and other	180	693	444	514
Consolidated	$13,819	$9,158	$37,860	$25,315

	June 30, 2026	December 31, 2025
Segment assets
Sealing Systems	$900,016	$868,251
Fluid Handling Systems	778,388	731,230
Total for reportable segments	$1,678,404	$1,599,481
Corporate, eliminations and other	197,506	233,693
Consolidated	$1,875,910	$1,833,174

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to unpredictable economic conditions that can adversely impact new vehicle demand and production levels. These challenges may be compounded by disruptions in supply chains for certain critical materials and components, and business conditions can vary materially by region and over time. In 2025, global light vehicle production increased modestly despite persistent economic risks and uncertainties. The industry outlook for the remainder of 2026 continues to be uncertain due to geopolitical risks, including military actions in the Middle East, rising oil prices, constraints on global trade and transportation through the Strait of Hormuz, and increased inflationary pressures.
In North America, consumer confidence in the United States remains subdued, with certain surveys and economic indices remaining near their lowest levels in over a decade. Ongoing concerns regarding U.S. military actions in the Middle East and continued uncertainty surrounding U.S. trade policy have contributed to heightened volatility across capital and consumer markets. Persistently high interest rates, elevated prices for energy and consumer goods, and rising levels of consumer debt are further weighing on overall economic activity. Conversely, lower tax rates, reduced regulation, and other incentives included in recently enacted legislation are expected to support commercial investment and consumer demand once geopolitical conditions stabilize. Economists at the International Monetary Fund (“IMF”) project that the economies of the United States, Canada and Mexico will grow by 2.3 percent, 1.1 percent and 1.2 percent, respectively, in 2026.
In Europe, trends toward economic stabilization and expansion evident earlier in the year have been disrupted by the military actions in the Middle East. Rising oil and natural gas prices are contributing to higher inflation and lower consumer spending. Fiscal stimulus, particularly in Germany, increased defense-related spending, and continuing solid business investment are expected to provide some support to regional economic activity, partially offsetting lower consumer spending. In addition, unemployment in the region appears to be stabilizing at approximately 6.0% which is the lowest level in a decade. Amid this uncertain environment, economists at the IMF project that the Eurozone economy will grow by 0.9 percent in 2026.
In the Asia Pacific region, China’s economy has continued to grow steadily, supported by domestic stimulus measures and increased export activity. Lower effective U.S. tariffs and domestic stimulus have helped offset certain impacts of the military actions in the Middle East. However, weak consumer demand, persistent declines in property values and rising public debt continue to cloud the outlook for future growth, with consumer confidence remaining near its lowest level in a decade. Despite these challenges, economists at the IMF project that China’s economy will grow by 4.6 percent in 2026.
In South America, the Brazilian central bank initiated a policy to lower interest rates during the first quarter of 2026 in an effort to stimulate economic growth. However, inflationary pressures have re-emerged as military actions in the Middle East have led to higher energy prices and increased costs for imported fertilizers critical to Brazil’s agriculture sector. With inflation concerns rising, the central bank may moderate its pace of rate reductions in the near term. Despite these concerns and ongoing global market uncertainty, consumer confidence in Brazil remains well above the averages observed over the past decade. As a result, economists at the IMF project that Brazil's economy will grow by 2.4 percent in 2026.
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
Light vehicle production in certain regions for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions of units)	2026(1)	2025(1)	% Change	2026(1)	2025(1)	% Change
North America	3.9	4.0	(0.2)%	7.7	7.7	(0.7)%
Europe	4.4	4.5	(1.2)%	8.8	8.8	(0.3)%
Asia Pacific	13.2	13.2	0.3%	25.8	26.0	(0.8)%
Greater China	7.5	7.8	(3.2)%	14.2	14.9	(5.3)%
South America	0.8	0.8	7.5%	1.5	1.5	5.8%
(1)Production data based on Mobility Global, July 2026.
Current industry forecasts project that global light vehicle production will decline by approximately 2% in 2026 compared with 2025, followed by modest growth in 2027. Actual production volumes, however, have varied historically and may fluctuate from forecasted levels due to geopolitical actions, catastrophic events affecting the supply of aluminum and other critical materials and components, broader supply chain disruptions, labor-related disruptions in certain regions or locations, cyberattacks or natural disasters impacting customer operations, changes in consumer demand, the regulatory environment, availability of incentives and overall industry competitiveness, among other factors. In addition, the electric vehicle segment continues to face significant challenges in achieving previously forecasted production volumes, particularly in North America.
Raw Materials
Our business is susceptible to inflationary pressures related to raw materials. Abrupt changes in the market prices or availability of certain key raw materials may result in operational and profitability challenges for the Company and the industry as a whole. Although global commodity markets and pricing remained relatively stable in 2025, geopolitical instability in the Middle East during the first six months of 2026 has contributed to higher oil prices and disruptions along major global shipping routes. These conditions may result in shipment delays, extended transit times, increased fuel, freight and insurance costs, reduced carrier availability, or the need to reroute cargo, any of which could adversely affect our supply chain, production schedules, operating costs, and ability to meet customer delivery commitments. During the second quarter of 2026, we experienced a significant spike in raw material costs, primarily but not exclusively related to petroleum-derived products. We continue to work closely with our customers and suppliers to mitigate ongoing inflationary pressures and material-related cost exposures through a combination of index-based pricing agreements and other commercial enhancements.
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
IEEPA Tariff Refund Claims
In 2025, the U.S. Administration imposed a series of tariffs on nearly all U.S. trading partners pursuant to the International Emergency Economic Powers Act of 1977 (“IEEPA”). On February 20, 2026, the United States Supreme Court issued a ruling striking down tariffs previously imposed under IEEPA. Immediately following the Supreme Court ruling, the U.S. government initiated new tariffs under Section 122 of the Trade Act ("Section 122 tariffs") which have been in effect since February 24, 2026.
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of certain IEEPA tariffs. In April 2026, the CBP released a new system to process IEEPA tariff refunds, allowing importers to submit refund claims. The Company has elected to apply the loss recovery guidance in accordance with ASC 450, Contingencies, to account for the recognition of these refund claims. Any future recovery of tariff refund claims will be recognized as a receivable when the claim becomes probable and will be reflected as a reduction of cost of products sold for inventory previously sold, or as a reduction of inventory for goods that remain unsold. For the three and six months ended June 30, 2026, the IEEPA tariff refunds did not have a material impact on our condensed consolidated financial statements.
Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Sales	$721,349	$705,973	$15,376	$1,407,708	$1,373,042	$34,666
Cost of products sold	637,593	612,922	24,671	1,241,534	1,202,813	38,721
Gross profit	83,756	93,051	(9,295)	166,174	170,229	(4,055)
Selling, administration & engineering expenses	52,605	51,210	1,395	105,110	102,401	2,709
Amortization of intangibles	1,227	1,710	(483)	2,451	3,322	(871)
Restructuring charges	17,063	2,852	14,211	21,695	4,963	16,732
Operating income	12,861	37,279	(24,418)	36,918	59,543	(22,625)
Interest expense, net of interest income	(26,996)	(28,712)	1,716	(55,304)	(57,331)	2,027
Equity in earnings of affiliates	1,650	1,708	(58)	3,099	3,484	(385)
Loss on refinancing and extinguishment of debt	—	—	—	(24,155)	—	(24,155)
Other (expense) income, net	(1,005)	(3,667)	2,662	(3,117)	5,217	(8,334)
(Loss) income before income taxes	(13,490)	6,608	(20,098)	(42,559)	10,913	(53,472)
Income tax expense	5,428	8,081	(2,653)	9,625	10,784	(1,159)
Net (loss) income	(18,918)	(1,473)	(17,445)	(52,184)	129	(52,313)
Net loss attributable to noncontrolling interests	75	72	3	38	22	16
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(18,843)	$(1,401)	$(17,442)	$(52,146)	$151	$(52,297)

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Sales

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Total sales	$721,349	$705,973	$15,376	$5,203	$10,173
* Net of customer price adjustments, including recoveries.
Sales for the three months ended June 30, 2026 increased 2.2% compared to the three months ended June 30, 2025. The increase in sales was driven by favorable foreign exchange and the favorable impact of volume and mix, net of customer price adjustments, including recoveries.

Gross Profit

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(Dollar amounts in thousands)
Cost of products sold	$637,593	$612,922	$24,671	$5,252	$11,582	$7,837
Gross profit	83,756	93,051	(9,295)	(49)	(1,409)	(7,837)
Gross profit percentage of sales	11.6%	13.2%
* Net of customer price adjustments, including recoveries.
** Net of savings from restructuring initiatives.
Cost of products sold is primarily comprised of direct materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Among these, direct materials represent the largest component, accounting for approximately 53% of total cost of products sold for each of the three months ended June 30, 2026 and June 30, 2025. The change in cost of products sold was impacted by unfavorable foreign exchange, increased costs from volume and mix, net of recoveries, and increased costs from higher inflation of labor and overhead, increased tariff expense, and unfavorable material economics, partially offset by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives.
Gross profit for the three months ended June 30, 2026 decreased $9.3 million compared to the three months ended June 30, 2025. The change in gross profit was driven by increased costs due to higher inflation of labor and overhead, increased tariff expense, unfavorable material economics, and unfavorable foreign exchange, partially offset by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended June 30, 2026 were $52.6 million, or 7.3% of sales, compared to $51.2 million, or 7.3% of sales, for the three months ended June 30, 2025. The increase in dollar terms was primarily due to foreign exchange.
Restructuring Charges. Restructuring charges for the three months ended June 30, 2026 increased $14.2 million compared to the three months ended June 30, 2025. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs associated with the closure and downsizing of certain plants in Europe and North America.
Other Expense, Net. Other expense, net, for the three months ended June 30, 2026 decreased $2.7 million compared to the three months ended June 30, 2025. The change was primarily driven by $0.5 million of foreign currency gains recognized in the three months ended June 30, 2026 compared to $2.4 million of foreign currency losses recognized in the three months ended June 30, 2025.
Income Tax Expense. Income tax expense for the three months ended June 30, 2026 was $5.4 million on losses before income taxes of $13.5 million compared to an income tax expense of $8.1 million on earnings before income taxes of $6.6 million for the three months ended June 30, 2025. The effective tax rate for the three months ended June 30, 2026 differed from the effective tax rate for the three months ended June 30, 2025 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Sales

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$1,407,708	$1,373,042	$34,666	$499	$34,167
* Net of customer price adjustments, including recoveries.
Sales for the six months ended June 30, 2026 increased 2.5%, compared to the six months ended June 30, 2025. The increase in sales was driven primarily by favorable foreign exchange.
Gross Profit

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,241,534	$1,202,813	$38,721	$8,014	$35,696	$(4,989)
Gross profit	166,174	170,229	(4,055)	(7,515)	(1,529)	4,989
Gross profit percentage of sales	11.8%	12.4%
* Net of customer price adjustments, including recoveries.
** Net of savings from restructuring initiatives.
Direct materials accounted for approximately 52% and 53% of total costs of products sold for the six months ended June 30, 2026 and June 30, 2025, respectively. The change in cost of products sold was impacted by unfavorable foreign exchange, increased costs from volume and mix, net of recoveries, unfavorable material economics, and higher inflation of labor and overhead, partially offset by cost decreases driven by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives.
Gross profit for the six months ended June 30, 2026 decreased $4.1 million compared to the six months ended June 30, 2025. The change in gross profit was driven by unfavorable volume and mix, net of recoveries, unfavorable foreign exchange, unfavorable material economics, and higher inflation of labor and overhead, partially offset by cost decreases driven by manufacturing and purchasing savings through lean initiatives and savings from prior year restructuring initiatives.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the six months ended June 30, 2026 were $105.1 million, or 7.5% of sales, compared to $102.4 million, or 7.5% of sales for the six months ended June 30, 2025. The increase in dollar terms was primarily due to foreign exchange.
Restructuring Charges. Restructuring charges for the six months ended June 30, 2026 increased $16.7 million compared to the six months ended June 30, 2025. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs associated with the closure and downsizing of certain plants in Europe and North America.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the six months ended June 30, 2026 was $24.2 million, which resulted from redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes related to the Refinancing Transactions described in Liquidity and Capital Resources.
Other (Expense) Income, Net. Other expense, net for the six months ended June 30, 2026 was $3.1 million compared to other income, net of $5.2 million for the six months ended June 30, 2025. The change was primarily driven by $10.3 million of income recognized in connection with certain royalty settlements in the prior year period.
Income Tax Expense. Income tax expense for the six months ended June 30, 2026 was $9.6 million on losses before income taxes of $42.6 million compared to income tax expense of $10.8 million on earnings before income taxes of $10.9 million for the six months ended June 30, 2025. The effective tax rate for the six months ended June 30, 2026 differed from the effective tax rate for the six months ended June 30, 2025 primarily due to the geographic mix of pre-tax earnings and losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Sales

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing Systems	$353,954	$364,368	$(10,414)	$(18,606)	$8,192
Fluid Handling Systems	345,264	322,430	22,834	20,852	1,982
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was driven by a $3.4 million favorable impact of the Chinese Renminbi, a $2.9 million favorable impact of the Euro, and a $1.9 million favorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix, improved customer recoveries, and increased tariff recoveries. The foreign currency exchange variance was driven by a $1.4 million favorable impact of the Chinese Renminbi, a $0.9 million favorable impact of the Euro, and a $0.3 million unfavorable impact of all other currencies.
Segment adjusted EBITDA

	Three Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$26,129	$40,345	$(14,216)	$(12,328)	$1,192	$(3,080)
Fluid Handling Systems	27,655	26,997	658	11,810	(4,945)	(6,207)
* Net of customer price adjustments, including recoveries.
** Net of savings from restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was primarily driven by a $2.5 million favorable impact of the Canadian Dollar and a $1.3 million unfavorable impact of the Mexican Peso. The cost increases were driven primarily by $8.2 million of unfavorable material economics and $4.2 million of unfavorable inflation in labor and other operational costs. These cost increases were partially offset by $8.4 million of manufacturing and purchasing savings through lean initiatives and $0.9 million of all other operational savings.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix. The foreign currency exchange variance was primarily driven by a $5.5 million unfavorable impact of the Mexican Peso and a $0.6 million favorable impact of all other currencies. The cost increases were driven by $7.9 million of increased tariff expense, $1.4 million unfavorable material economics, $3.3 million of unfavorable inflation in labor and other operational costs, and $1.8 million of all other cost increases. These cost increases were partially offset by $8.2 million of manufacturing and purchasing savings through lean initiatives.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Sales

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing Systems	$702,257	$708,679	$(6,422)	$(33,166)	$26,744
Fluid Handling Systems	663,210	626,428	36,782	29,359	7,423
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a $15.9 million favorable impact, as well as a $5.7 million favorable impact of the Chinese Renminbi, a $4.4 million favorable impact of the Brazilian Real, and a $0.7 million favorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix, improved customer recoveries, and increased tariff recoveries. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a $4.7 million favorable impact, as well as a $2.4 million favorable impact of the Chinese Renminbi, and a $0.3 million favorable impact of all other currencies.
Segment adjusted EBITDA

	Six Months Ended June 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$56,080	$72,657	$(16,577)	$(22,127)	$1,560	$3,990
Fluid Handling Systems	51,110	47,979	3,131	14,354	(9,564)	(1,659)
* Net of customer price adjustments, including recoveries.
** Net of savings from restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was primarily driven by a $4.1 million favorable impact of the Canadian Dollar, a $1.1 million favorable impact of the Brazilian Real, a $4.0 million unfavorable impact of the Mexican Peso, and a $0.4 million favorable impact of all other currencies. The cost decreases were driven by $15.0 million of manufacturing and purchasing savings through lean initiatives and $4.3 million of all other operational savings, primarily from prior year restructuring actions. These savings were partially offset by $7.9 million of unfavorable inflation in labor and other operational costs and $7.4 million of unfavorable material economics.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix. The foreign currency exchange variance was primarily driven by a $10.8 million unfavorable impact of the Mexican Peso and a $1.2 million favorable impact of all other currencies. The cost increases were driven by $10.8 million of increased tariff expense, $2.2 million unfavorable material economics, $6.3 million of unfavorable inflation in labor and other operational costs, and $0.9 million of all other cost increases. These cost increases were partially offset by $18.5 million of manufacturing and purchasing savings through lean initiatives.

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
As a result of the Refinancing Transactions, the Company extended the maturities of its indebtedness and reduced the amount of cash interest the Company is required to pay on such indebtedness. The Company recognized a loss on the refinancing and extinguishment of debt of $24.2 million during the six months ended June 30, 2026 related to redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes. Additionally, the Company incurred total fees and redemption premiums of $35.4 million associated with the Refinancing Transactions, of which $35.0 million were paid during the six months ended June 30, 2026 and $0.4 million are recorded in accounts payable in the condensed consolidated balance sheets as of June 30, 2026 which will be paid in future periods. The fees and redemption premiums paid during the six months ended June 30, 2026 are reflected as a financing outflow in the condensed consolidated statement of cash flows.
Cash Flows
Operating Activities. Net cash used in operations was $39.0 million for the six months ended June 30, 2026, compared to net cash used in operations of $30.4 million for the six months ended June 30, 2025. The net change was primarily due to a decrease in cash interest payments of $30.1 million year-over-year as a result of the Refinancing Transactions described above, partially offset by lower net cash earnings year-over-year driven by $10.3 million of income recognized in connection with certain royalty settlements in the prior year and changes in working capital. Working capital was negatively impacted primarily due to an increase in payments related to customer tooling programs during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
Investing Activities. Net cash used in investing activities was $37.9 million for the six months ended June 30, 2026, compared to net cash used in investing activities of $22.8 million for the six months ended June 30, 2025. The net change was primarily due to higher capital expenditures, primarily related to customer program and launch requirements. Capital expenditures were $37.9 million for the six months ended June 30, 2026 compared to $25.3 million for the six months ended June 30, 2025. We expect to maintain disciplined capital spending and anticipate total capital expenditures of approximately $65 million in 2026.
Financing Activities. Net cash provided by financing activities totaled $9.7 million for the six months ended June 30, 2026, compared to net cash used in financing activities of $4.4 million for the six months ended June 30, 2025. The net change was primarily due to the net cash impact of the Refinancing Transactions described above. This net change was partially offset by a net increase in tax withholding amounts related to employees’ share-based payment awards by $1.3 million year-over-year.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of June 30, 2026, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the six months ended June 30, 2026 or 2025.
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
We designated Liveline Technologies, Inc. (“Liveline”) as an unrestricted subsidiary under the terms of certain of its debt agreements. Liveline remains a wholly-owned subsidiary of CSA U.S. Liveline incurred a net loss of $0.6 million and $1.1 million during the three and six months ended June 30, 2026, respectively, compared to a net loss of $0.6 million and $1.0 million during the three and six months ended June 30, 2025, respectively. As of June 30, 2026, Liveline had approximately $0.9 million of gross assets. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.
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
The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net (loss) income, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollar amounts in thousands)
Net (loss) income attributable to Cooper-Standard Holdings Inc.	$(18,843)	$(1,401)	$(52,146)	$151
Income tax expense	5,428	8,081	9,625	10,784
Interest expense, net of interest income	26,996	28,712	55,304	57,331
Depreciation and amortization	23,275	24,521	46,295	48,349
EBITDA	$36,856	$59,913	$59,078	$116,615
Restructuring charges	17,063	2,852	21,695	4,963
Gain on sale of businesses, net (1)	—	—	—	(98)
Loss on refinancing and extinguishment of debt (2)	—	—	24,155	—
Adjusted EBITDA	$53,919	$62,765	$104,928	$121,480
(1)Gain on sale of businesses related to divestiture in 2024.
(2)Loss on refinancing and extinguishment of debt relating to the Refinancing Transactions.

Contingencies and Environmental Matters
The information concerning contingencies, including environmental contingencies and the amount currently held in reserve for environmental matters, contained in Note 15. “Commitments and Contingencies” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report, is incorporated herein by reference.
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2026.
Forward-Looking Statements
This quarterly report on Form 10-Q includes “forward-looking statements” within the meaning of U.S. federal securities laws, and we intend that such forward-looking statements be subject to the safe harbor created thereby. Our use of words “estimate,” “expect,” “anticipate,” “project,” “plan,” “intend,” “believe,” “outlook,” “guidance,” “forecast,” or future or conditional verbs, such as “will,” “should,” “could,” “would,” or “may,” and variations of such words or similar expressions are intended to identify forward-looking statements. All forward-looking statements are based upon our current expectations and various assumptions. Our expectations, beliefs, and projections are expressed in good faith and we believe there is a reasonable basis for them. However, we cannot assure you that these expectations, beliefs and projections will be achieved. Forward-looking statements are not guarantees of future performance and are subject to significant risks and uncertainties that may cause actual results or achievements to be materially different from the future results or achievements expressed or implied by the forward-looking statements. Among other items, such factors may include: volatility or decline of the Company’s stock price, or absence of stock price appreciation; impacts and disruptions related to the wars in Ukraine and the Middle East; escalating pricing pressures; our ability to achieve commercial recoveries and to offset the adverse impact of higher commodity and other costs through pricing and other negotiations with our customers; work stoppages or other labor disruptions with our employees or our customers’ employees; prolonged or material contractions in automotive sales and production volumes; our inability to realize sales represented by awarded business; loss of large customers or significant platforms; our ability to successfully compete in the automotive parts industry; availability and increasing volatility in costs of manufactured components and raw materials; disruptions in our supply base or our customers’ supply base; competitive threats and commercial risks associated with our diversification strategy; possible variability of our working capital requirements; risks associated with our international operations, including changes in laws, regulations, and policies governing the terms of foreign trade such as increased trade restrictions and tariffs; our ability to collect tariff recoveries from our customers; foreign currency exchange rate fluctuations; our ability to control the operations of our joint ventures for our sole benefit; our substantial amount of indebtedness and rates of interest; our ability to obtain adequate financing sources in the future; operating and financial restrictions imposed on us under our debt instruments; the underfunding of our pension plans; significant changes in discount rates and the actual return on pension assets; effectiveness of continuous improvement programs and other cost savings plans; significant costs related to manufacturing facility closings or consolidation; our ability to execute new program launches; our ability to meet customers’ needs for new and improved products; the possibility that our acquisitions and divestitures may not be successful; product liability, warranty and recall claims brought against us; laws and regulations, including environmental, health and safety laws and regulations; legal and regulatory proceedings, claims or investigations against us; the potential impact of any future public health events on our financial condition and results of operations; the ability of our intellectual property to withstand legal challenges; cyber-attacks, data privacy concerns, other disruptions in, or the inability to implement upgrades to, our information technology systems; the possible volatility of our annual effective tax rate; the possibility of a failure to maintain effective controls and procedures; the possibility of future impairment charges to our goodwill and long-lived assets; our ability to identify, attract, develop and retain a skilled, engaged and diverse workforce; our ability to procure insurance at reasonable rates; and our dependence on our subsidiaries for cash to satisfy our obligations.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors reported or new risk factors identified since the filing of our 2025 Annual Report.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of June 30, 2026, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended June 30, 2026 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
April 1, 2026 through April 30, 2026	—	$—	—	$98.7
May 1, 2026 through May 31, 2026	1,130	28.78	—	98.7
June 1, 2026 through June 30, 2026	—	—	—	98.7
Total	1,130		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended June 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

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

COOPER-STANDARD HOLDINGS INC.

August 6, 2026	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)