Form 10-Q
period 2026-09-30
Cooper-Standard Holdings Inc.
filed 2026-11-05
CIK 1320461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2026, there were 17,771,463 shares of the registrant’s common stock, $0.001 par value, outstanding.

COOPER-STANDARD HOLDINGS INC.
Form 10-Q
For the period ended September 30, 2026

PART I — FINANCIAL INFORMATION
Item 1.         Financial Statements
COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollar amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$708,591	$695,502	$2,116,299	$2,068,544
Cost of products sold	630,800	608,361	1,872,334	1,811,174
Gross profit	77,791	87,141	243,965	257,370
Selling, administration & engineering expenses	46,957	55,396	152,067	157,797
Amortization of intangibles	1,230	1,746	3,681	5,068
Restructuring charges	19,220	3,535	40,915	8,498
Operating income	10,384	26,464	47,302	86,007
Interest expense, net of interest income	(27,450)	(28,614)	(82,754)	(85,945)
Equity in earnings of affiliates	1,211	1,250	4,310	4,734
Loss on refinancing and extinguishment of debt	—	—	(24,155)	—
Other (expense) income, net	(1,816)	(2,857)	(4,933)	2,360
(Loss) income before income taxes	(17,671)	(3,757)	(60,230)	7,156
Income tax expense	3,215	3,864	12,840	14,648
Net loss	(20,886)	(7,621)	(73,070)	(7,492)
Net loss (income) attributable to noncontrolling interests	473	(23)	511	(1)
Net loss attributable to Cooper-Standard Holdings Inc.	$(20,413)	$(7,644)	$(72,559)	$(7,493)

Net loss per share:
Basic	$(1.13)	$(0.43)	$(4.02)	$(0.42)
Diluted	$(1.13)	$(0.43)	$(4.02)	$(0.42)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollar amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(20,886)	$(7,621)	$(73,070)	$(7,492)
Other comprehensive income (loss):
Currency translation adjustment	7,032	1,910	12,744	21,414
Benefit plan liabilities adjustment, net of tax	(606)	(623)	(2,132)	(2,210)
Fair value change of derivatives, net of tax	(14,626)	(25)	(16,410)	8,563
Other comprehensive (loss) income, net of tax	(8,200)	1,262	(5,798)	27,767
Comprehensive (loss) income	(29,086)	(6,359)	(78,868)	20,275
Comprehensive loss attributable to noncontrolling interests	583	21	858	186
Comprehensive (loss) income attributable to Cooper-Standard Holdings Inc.	$(28,503)	$(6,338)	$(78,010)	$20,461
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands except share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,278	$191,699
Accounts receivable, net	406,366	334,267
Tooling receivable, net	91,634	72,316
Inventories	206,118	154,189
Prepaid expenses	25,868	23,940
Value added tax receivable	42,713	47,329
Other current assets	82,544	57,360
Total current assets	967,521	881,100
Property, plant and equipment, net	502,586	523,508
Operating lease right-of-use assets, net	88,719	83,474
Goodwill	140,519	140,696
Intangible assets, net	25,592	28,978
Other assets	175,892	175,418
Total assets	$1,900,829	$1,833,174

Liabilities and Equity
Current liabilities:
Debt payable within one year	$45,598	$86,121
Accounts payable	385,816	337,319
Payroll liabilities	96,215	122,395
Accrued liabilities	190,735	114,150
Current operating lease liabilities	18,778	18,412
Total current liabilities	737,142	678,397
Long-term debt	1,100,360	1,018,483
Pension benefits	89,994	91,336
Postretirement benefits other than pensions	25,419	26,461
Long-term operating lease liabilities	74,518	69,806
Other liabilities	38,693	40,268
Total liabilities	2,066,126	1,924,751
Commitments and contingent liabilities
Equity:
Common stock, $0.001 par value, 190,000,000 shares authorized; 19,837,272 shares issued and 17,771,463 shares outstanding as of September 30, 2026, and 19,702,818 shares issued and 17,637,009 shares outstanding as of December 31, 2025	18	17
Additional paid-in capital	529,459	524,312
Retained deficit	(547,286)	(474,727)
Accumulated other comprehensive loss	(138,541)	(133,090)
Total Cooper-Standard Holdings Inc. equity	(156,350)	(83,488)
Noncontrolling interests	(8,947)	(8,089)
Total equity	(165,297)	(91,577)
Total liabilities and equity	$1,900,829	$1,833,174
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(Dollar amounts in thousands except share amounts)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2025	17,637,009	$17	$524,312	$(474,727)	$(133,090)	$(83,488)	$(8,089)	$(91,577)
Share-based compensation, net	118,275	1	(425)	—	—	(424)	—	(424)
Net (loss) income	—	—	—	(33,303)	—	(33,303)	37	(33,266)
Other comprehensive income (loss)	—	—	—	—	1,897	1,897	(114)	1,783
Balance as of March 31, 2026	17,755,284	$18	$523,887	$(508,030)	$(131,193)	$(115,318)	$(8,166)	$(123,484)
Share-based compensation, net	13,924	—	2,852	—	—	2,852	—	2,852
Net loss	—	—	—	(18,843)	—	(18,843)	(75)	(18,918)
Other comprehensive income (loss)	—	—	—	—	742	742	(123)	619
Balance as of June 30, 2026	17,769,208	$18	$526,739	$(526,873)	$(130,451)	$(130,567)	$(8,364)	$(138,931)
Share-based compensation, net	2,255	—	2,720	—	—	2,720	—	2,720
Net loss	—	—	—	(20,413)	—	(20,413)	(473)	(20,886)
Other comprehensive loss	—	—	—	—	(8,090)	(8,090)	(110)	(8,200)
Balance as of September 30, 2026	17,771,463	$18	$529,459	$(547,286)	$(138,541)	$(156,350)	$(8,947)	$(165,297)

	Total Equity
	Common Shares	Common Stock	Additional Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Cooper-Standard Holdings Inc. Equity	Noncontrolling Interests	Total Equity
Balance as of December 31, 2024	17,326,531	$17	$518,208	$(470,562)	$(173,432)	$(125,769)	$(7,601)	$(133,370)
Share-based compensation, net	221,616	—	(120)	—	—	(120)	—	(120)
Net income	—	—	—	1,552	—	1,552	50	1,602
Other comprehensive income (loss)	—	—	—	—	9,629	9,629	(43)	9,586
Balance as of March 31, 2025	17,548,147	$17	$518,088	$(469,010)	$(163,803)	$(114,708)	$(7,594)	$(122,302)
Share-based compensation, net	85,266	—	1,474	—	—	1,474	—	1,474
Net loss	—	—	—	(1,401)	—	(1,401)	(72)	(1,473)
Other comprehensive income (loss)	—	—	—	—	17,019	17,019	(100)	16,919
Balance as of June 30, 2025	17,633,413	$17	$519,562	$(470,411)	$(146,784)	$(97,616)	$(7,766)	$(105,382)
Share-based compensation, net	3,596	—	1,644	—	—	1,644	—	1,644
Net (loss) income	—	—	—	(7,644)	—	(7,644)	23	(7,621)
Other comprehensive income (loss)	—	—	—	—	1,306	1,306	(44)	1,262
Balance as of September 30, 2025	17,637,009	$17	$521,206	$(478,055)	$(145,478)	$(102,310)	$(7,787)	$(110,097)
The accompanying notes are an integral part of these financial statements.

COOPER-STANDARD HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollar amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(73,070)	$(7,492)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	65,977	68,164
Amortization of intangibles	3,681	5,068
Share-based compensation expense	8,266	11,631
Equity in earnings of affiliates, net of dividends related to earnings	(86)	(1,380)
Loss on refinancing and extinguishment of debt	24,155	—
Deferred income taxes	1,189	3,455
Other	2,805	3,704
Changes in operating assets and liabilities	(66,719)	(74,953)
Net cash (used in) provided by operating activities	(33,802)	8,197
Investing activities:
Capital expenditures	(53,837)	(36,506)
Proceeds from sale of businesses	—	2,558
Other	4	—
Net cash used in investing activities	(53,833)	(33,948)
Financing activities:
Proceeds from issuance of long-term debt, net of debt issuance costs	1,084,447	—
Repayment of long-term debt	(1,008,621)	—
Principal payments on long-term debt	(1,585)	(2,080)
(Decrease) increase in short-term debt, net	(42,519)	22
Debt issuance costs and other fees	(20,405)	—
Taxes withheld and paid on employees' share-based payment awards	(3,020)	(1,728)
Net cash provided by (used in) financing activities	8,297	(3,786)
Effects of exchange rate changes on cash, cash equivalents and restricted cash	960	6,241
Changes in cash, cash equivalents and restricted cash	(78,378)	(23,296)
Cash, cash equivalents and restricted cash at beginning of period	199,882	178,697
Cash, cash equivalents and restricted cash at end of period	$121,504	$155,401

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
	Balance as of
	September 30, 2026	December 31, 2025
Cash and cash equivalents	$112,278	$191,699
Restricted cash included in other current assets	7,171	6,581
Restricted cash included in other assets	2,055	1,602
Total cash, cash equivalents and restricted cash	$121,504	$199,882
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
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”), as filed with the SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. These financial statements include all adjustments (consisting of normal, recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company. The operating results for the interim period ended September 30, 2026 are not necessarily indicative of results for the full year. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.
Recently Adopted Accounting Pronouncements
The Company adopted the following Accounting Standard Update (“ASU”) during the nine months ended September 30, 2026, which did not have a material impact on its condensed consolidated financial statements:

Standard	Description	Effective Date
ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets
Provides a practical expedient that, if elected, allows entities to assume that current conditions as of the balance sheet date will not change for the remaining life of assets when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The Company elected the practical expedient effective January 1, 2026 which has been applied prospectively.
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
Revenue by customer group for the three months ended September 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$343,976	$329,826	$—	$673,802
Commercial	5,941	2,131	5,423	13,495
Other	340	3,162	17,792	21,294
Revenue	$350,257	$335,119	$23,215	$708,591

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Revenue by customer group for the nine months ended September 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,034,280	$982,550	$—	$2,016,830
Commercial	17,255	6,233	13,098	36,586
Other	979	9,546	52,358	62,883
Revenue	$1,052,514	$998,329	$65,456	$2,116,299
Revenue by customer group for the three months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$342,708	$323,478	$—	$666,186
Commercial	5,533	2,380	1,765	9,678
Other	537	2,708	16,393	19,638
Revenue	$348,778	$328,566	$18,158	$695,502
Revenue by customer group for the nine months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
Passenger and Light Duty	$1,034,854	$941,078	$—	$1,975,932
Commercial	21,100	6,744	5,647	33,491
Other	1,503	7,172	50,446	59,121
Revenue	$1,057,457	$954,994	$56,093	$2,068,544
Substantially all of the Company’s revenue is generated from sealing systems and fluid handling systems (consisting of fuel and brake delivery systems and fluid transfer systems) for use in passenger vehicles and light trucks manufactured by global OEMs.
A summary of the Company’s products is as follows:

Product Line	Description
Sealing Systems	Protect vehicle interiors from weather, dust and noise intrusion for improved driving experience; provide aesthetic and functional class-A exterior surface treatment.
Fluid Handling Systems	Fuel and Brake Delivery Systems: Sense, deliver and control fluid and fluid vapors for fuel and brake systems.

Fluid Transfer Systems: Sense, deliver, connect and control fluid delivery for optimal thermal management, powertrain and HVAC operation.
Revenue by geographical region for the three months ended September 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$150,259	$242,126	$—	$392,385
Europe	103,572	36,596	—	140,168
Asia Pacific	72,492	44,547	—	117,039
South America	23,934	11,850	—	35,784
Corporate, eliminations and other	—	—	23,215	23,215
Revenue	$350,257	$335,119	$23,215	$708,591

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Revenue by geographical region for the nine months ended September 30, 2026 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$435,100	$726,580	$—	$1,161,680
Europe	358,349	114,022	—	472,371
Asia Pacific	193,265	126,409	—	319,674
South America	65,800	31,318	—	97,118
Corporate, eliminations and other	—	—	65,456	65,456
Revenue	$1,052,514	$998,329	$65,456	$2,116,299
Revenue by geographical region for the three months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$159,633	$250,330	$—	$409,963
Europe	103,137	30,857	—	133,994
Asia Pacific	62,247	36,570	—	98,817
South America	23,761	10,809	—	34,570
Corporate, eliminations and other	—	—	18,158	18,158
Revenue	$348,778	$328,566	$18,158	$695,502
Revenue by geographical region for the nine months ended September 30, 2025 was as follows:

	Sealing Systems	Fluid Handling Systems	Other	Consolidated
North America	$461,782	$715,978	$—	$1,177,760
Europe	339,593	98,165	—	437,758
Asia Pacific	189,743	114,080	—	303,823
South America	66,339	26,771	—	93,110
Corporate, eliminations and other	—	—	56,093	56,093
Revenue	$1,057,457	$954,994	$56,093	$2,068,544
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
Contract Balances
The Company’s contract assets consist of unbilled tariff recoveries from customers and unbilled amounts associated with variable pricing arrangements. These amounts are recognized as contract assets until the applicable tariff recoveries and pricing are finalized and invoiced, at which time they are reclassified to accounts receivable. As a result, contract asset balances are impacted by the timing of tariff recoveries invoicing, revenue recognition, customer billings, and changes in foreign exchange rates. Contract assets were not materially impacted by any other factors during the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, the Company had $9,255 and $9,346, respectively, of contract assets recorded in other current assets in the condensed consolidated balance sheets.
The Company’s contract liabilities consist of advance payments received from customers and amounts billed to customers in advance of revenue recognition. As of September 30, 2026 and December 31, 2025, the Company did not have any contract liabilities recorded in the condensed consolidated balance sheets.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Other
The Company, at times, enters into agreements that provide for lump sum payments to customers. These payment agreements are recorded as a reduction of revenue during the period in which the commitment is made, unless the payment is contractually recoverable. Amounts related to commitments of future payments to customers in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 were current liabilities of $3,141 and $7,676, respectively, and long-term liabilities of $601 and $1,265, respectively.
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
Restructuring charges for the three and nine months ended September 30, 2026 primarily consisted of employee separation and other costs associated with the closure and downsizing of certain plants in Europe and North America.
Restructuring charges by segment for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sealing Systems (a)	$16,847	$2,678	$24,814	$6,934
Fluid Handling Systems	1,631	735	13,633	1,268
Corporate and other	742	122	2,468	296
Total	$19,220	$3,535	$40,915	$8,498
(a)    Restructuring charges incurred during the three and nine months ended September 30, 2026 are net of reimbursement already received and reimbursement expected to be received in the future.
Restructuring activity for all restructuring initiatives for the nine months ended September 30, 2026 was as follows:

	Employee Separation Costs	Other Exit Costs	Total
Balance as of December 31, 2025	$12,200	$1,930	$14,130
Expense (a)	45,766	14,551	60,317
Cash payments	(18,014)	(13,584)	(31,598)
Foreign exchange translation and other	(546)	(499)	(1,045)
Balance as of September 30, 2026	$39,406	$2,398	$41,804
(a)    Restructuring charges incurred during the nine months ended September 30, 2026 exclude reimbursement already received and reimbursement expected to be received in the future, which is presented gross in other current assets in the condensed consolidated balance sheet as of September 30, 2026.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
5. Inventories
Inventories as of September 30, 2026 and December 31, 2025 consisted of the following:

	September 30, 2026	December 31, 2025
Finished goods	$52,228	$41,674
Work in process	48,764	38,438
Raw materials and supplies	105,126	74,077
Total	$206,118	$154,189
6. Goodwill and Intangible Assets
Goodwill
Changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2026 were as follows:

	Sealing Systems	Fluid Handling Systems	Industrial Specialty Group	Total
Balance as of December 31, 2025	$47,657	$80,303	$12,736	$140,696
Foreign exchange translation	(177)	—	—	(177)
Balance as of September 30, 2026	$47,480	$80,303	$12,736	$140,519
The Company tests goodwill for impairment on an annual basis in the fourth quarter, or more frequently if an event occurs or circumstances indicate the carrying value of goodwill may be impaired. Goodwill impairment testing is performed at the reporting unit level. There were no indicators of potential impairment during the nine months ended September 30, 2026.
Intangible Assets
Definite-lived intangible assets and accumulated amortization balances as of September 30, 2026 and December 31, 2025 were as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$152,879	$(144,095)	$8,784
Other	39,926	(23,118)	16,808
Balance as of September 30, 2026	$192,805	$(167,213)	$25,592

Customer relationships	$152,572	$(141,885)	$10,687
Other	39,393	(21,102)	18,291
Balance as of December 31, 2025	$191,965	$(162,987)	$28,978

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
7. Debt and Other Financing
A summary of outstanding debt as of September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
Senior Secured First Lien Notes	$1,086,230	$—
First Lien Notes	—	613,577
Third Lien Notes	—	389,658
2026 Senior Notes	—	42,491
Finance leases	16,380	17,336
Other borrowings	43,348	41,542
Total debt	1,145,958	1,104,604
Less: current portion	(45,598)	(86,121)
Total long-term debt	$1,100,360	$1,018,483
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
As a result of the Refinancing Transactions, the Company extended the maturities of its indebtedness and reduced the amount of cash interest the Company is required to pay on such indebtedness. The Company recognized a loss on the refinancing and extinguishment of debt of $24,155 during the nine months ended September 30, 2026 related to redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes. Additionally, the Company incurred total fees and redemption premiums of $35,404 associated with the Refinancing Transactions which were paid during the nine months ended September 30, 2026. The fees and redemption premiums paid during the nine months ended September 30, 2026 are reflected as cash used in financing activities in the condensed consolidated statement of cash flows.
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
As of September 30, 2026, the Company had $13,770 of unamortized debt issuance costs related to the Senior Secured First Lien Notes, which are presented as a direct deduction from the principal balance in the condensed consolidated balance sheet. The debt issuance costs are amortized into interest expense over the term of the Senior Secured First Lien Notes.
ABL Facility
On November 2, 2016, the Company entered into a third amendment and restatement of the ABL Facility. The ABL Facility was amended in March 2020 by Amendment No. 1, in May 2020 by Amendment No. 2, in December 2022 by Amendment No. 3, which became effective on January 27, 2023, in May 2024 by Amendment No. 4, in March 2026 by Amendment No, 5, and, most recently, in September 2026 by Amendment No. 6 entered into by certain subsidiaries of the Company, namely Holdings, the CSA U.S. (the “Borrower”), Cooper-Standard Automotive Canada Limited (the “Canadian Borrower”), and certain other subsidiaries of the Borrower, with certain lenders, Bank of America, N.A., as agent, and the other parties thereto.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Amendment No. 6, among other matters, (i) increased the aggregate revolving loan commitment from $180,000 to $200,000, (ii) extended the maturity date of the commitments under the ABL Facility for each lender to September 3, 2031 and (iii) decreased the applicable margin for borrowings bearing interest based on the Secured Overnight Financing Rate ("SOFR"), the Canadian Overnight Repo Rate Average ("CORRA"), a base rate or a prime rate, such that revolving loans are now priced by reference to a grid based on the average quarterly availability, with the margins ranging from 150 basis points to 225 basis points (for borrowings bearing interest based on SOFR or CORRA) and 50 basis points to 125 basis points (for borrowings bearing interest based on a base rate or prime rate).
The aggregate revolving loan availability includes a $100,000 letter of credit sub-facility and a $25,000 swing line sub-facility. The ABL Facility also provides for an uncommitted incremental loan facility, subject to a maximum total facility commitment amount of $280,000 (if requested by the Borrowers and the lenders agree to fund such increase). No consent of any lender (other than those participating in the increase) is required to effect any such increase, subject to receiving any required consents under the Company’s other debt documents which contain restrictions on incremental debt. The Company’s borrowing base as of September 30, 2026 was $200,000 and the monthly fixed charge coverage ratio was at a level that provided the Company with full access to the borrowing base. Net of $6,877 of outstanding letters of credit, the Company effectively had $193,123 available for borrowing under its ABL Facility as of September 30, 2026.
As of September 30, 2026 and December 31, 2025, there were no borrowings under the ABL Facility.
As of September 30, 2026 and December 31, 2025, the Company had $1,511 and $840, respectively, of unamortized debt issuance costs related to the ABL Facility recorded in other long-term assets in the condensed consolidated balance sheets.
Debt Covenants
The Company was in compliance with all applicable covenants of the Senior Secured First Lien Notes and ABL Facility as of September 30, 2026.
Other Financing
Finance leases and other. Other borrowings as of September 30, 2026 and December 31, 2025 reflect finance leases and other borrowings under local bank lines classified as debt payable within one year in the condensed consolidated balance sheets.
Receivables factoring. As a part of its working capital management, the Company sells certain receivables through a single third-party financial institution (the “Factor”) in a pan-European program. The amount sold varies each month based on the amount of underlying receivables and cash flow needs of the Company. These are permitted transactions under the Company’s credit agreements governing the ABL Facility and the indenture governing the Senior Secured First Lien Notes. The European factoring facility allows the Company to factor up to €85,000 of its Euro-denominated accounts receivable without recourse in exchange for cash, accelerating the Company’s access to cash and reducing credit risk. The European factoring facility expires on December 31, 2028.
Upon sale, the Company does not maintain any beneficial interests in the receivables. The Company continues to service the receivables on behalf of the Factor, but otherwise maintains no significant continuing involvement with respect to the transferred receivables.
Costs incurred on the sale of receivables are recorded in other expense, net in the condensed consolidated statements of operations. The sale of receivables under this contract is considered an off-balance sheet arrangement to the Company and is accounted for as a true sale and is excluded from accounts receivable in the condensed consolidated balance sheets. Proceeds from the sale of these receivables are reflected as cash provided by operating activities in the condensed consolidated statements of cash flows.
Amounts outstanding under the European factoring facility as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Off-balance sheet arrangements	$71,312	$70,729

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Accounts receivable factored and related costs associated with the European factoring facility were as follows:

	Off-Balance Sheet Arrangements
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Accounts receivable factored	$124,333	$109,388	$424,291	$378,021
Costs	603	472	1,873	1,729
As of September 30, 2026 and December 31, 2025, cash collections on behalf of the Factor that had yet to be remitted were $1,305 and $1,606, respectively, and are reflected in other current assets as restricted cash with a corresponding payable reflected in accrued liabilities in the condensed consolidated balance sheets.
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
Items Measured at Fair Value on a Recurring Basis
Estimates of the fair value of foreign currency derivative instruments are determined using exchange traded prices and rates. The Company also considers the risk of non-performance in the estimation of fair value and includes an adjustment for non-performance risk in the measure of fair value of derivative instruments. In certain instances where market data is not available, the Company uses management judgment to develop assumptions that are used to determine fair value. Fair value measurements and the fair value hierarchy level for the Company’s assets and liabilities measured or disclosed at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025	Input
Derivatives designated as hedging instruments:
Forward foreign exchange contracts - other current assets	$240	$7,211	Level 2
Forward foreign exchange contracts - accrued liabilities	$(10,081)	$(68)	Level 2
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
Items Not Carried at Fair Value
Fair value of the Company’s Senior Secured First Lien Notes as of September 30, 2026, and the combined fair values of the Company’s First Lien Notes, Third Lien Notes, and 2026 Senior Notes as of December 31, 2025, were as follows:

	September 30, 2026	December 31, 2025
Aggregate fair value	$1,047,750	$1,062,833
Aggregate carrying value (1)	$1,100,000	$1,051,175
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
Cash Flow Hedges
Forward Foreign Exchange Contracts. The Company uses forward contracts to mitigate the potential volatility to earnings and cash flows arising from changes in currency exchange rates that impact the Company’s foreign currency transactions. The principal currencies hedged by the Company include various European currencies, the Canadian Dollar, and the Mexican Peso. As of September 30, 2026 and December 31, 2025, the notional amount of these contracts was $296,204 and $222,988, respectively, and consisted of hedges of cash flow transactions extending out to December 2027.
Pretax amounts related to the Company’s cash flow hedges that were recognized in other comprehensive income (loss) (“OCI”) were as follows:

	(Loss) Gain Recognized in OCI
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flow hedges	$(11,394)	$2,687	$(7,338)	$11,964
Pretax amounts related to the Company’s cash flow hedges that were reclassified from AOCI and recognized in cost of products sold were as follows:

	Gain Reclassified from AOCI to Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash flow hedges	$3,611	$2,806	$9,654	$3,423
Derivatives Not Designated as Hedges
Forward Foreign Exchange Contracts. The Company uses one-month forward contracts to manage exposure related to certain foreign currency denominated monetary assets and liabilities. The contracts are not designated as cash flow or fair value hedges under ASC 815 and therefore are marked-to-market with changes in fair value recorded in earnings. The principal currency hedged by the Company is the Mexican Peso. As of September 30, 2026 and December 31, 2025, the notional amount outstanding was $15,332 and $20,489, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Pretax amounts related to the Company’s non-designated derivatives that were recognized in other (expense) income, net were as follows:

	Gain (Loss) Recognized in Income
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Non-designated foreign currency contracts	$371	$(744)	$(584)	$(3,219)
9. Pensions and Postretirement Benefits Other Than Pensions
The components of net periodic benefit cost (income) for the Company’s defined benefit plans and other postretirement benefit plans were as follows:

	Pension Benefits
	Three Months Ended September 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$649	$—	$640
Interest cost	116	1,265	128	1,244
Expected return on plan assets	—	(216)	—	(205)
Amortization of prior service cost and actuarial loss (gain)	44	(178)	35	2
Net periodic benefit cost	$160	$1,520	$163	$1,681

	Pension Benefits
	Nine Months Ended September 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$—	$1,939	$—	$1,847
Interest cost	348	3,820	384	3,600
Expected return on plan assets	—	(653)	—	(606)
Amortization of prior service cost and actuarial loss (gain)	132	(541)	105	6
Net periodic benefit cost	$480	$4,565	$489	$4,847

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)

	Other Postretirement Benefits
	Three Months Ended September 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$4	$53	$5	$72
Interest cost	129	193	144	189
Amortization of prior service credit and actuarial (gain) loss	(502)	(1)	(644)	3
Net periodic benefit (income) cost	$(369)	$245	$(495)	$264

	Other Postretirement Benefits
	Nine Months Ended September 30,
	2026		2025
	U.S.	Non-U.S.	U.S.	Non-U.S.
Service cost	$12	$163	$15	$213
Interest cost	387	585	432	558
Amortization of prior service credit and actuarial (gain) loss	(1,506)	(3)	(1,932)	9
Net periodic benefit (income) cost	$(1,107)	$745	$(1,485)	$780
The service cost component of net periodic benefit cost (income) is included in cost of products sold and selling, administrative and engineering expenses in the condensed consolidated statements of operations. All other components of net periodic benefit cost (income) are included in other (expense) income, net, in the condensed consolidated statements of operations for all periods presented.
10. Other (Expense) Income, Net
The components of other (expense) income, net were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency losses	$(483)	$(1,570)	$(684)	$(3,909)
Components of net periodic cost other than service cost	(850)	(896)	(2,569)	(2,556)
Factoring costs	(603)	(472)	(1,873)	(1,729)
Miscellaneous income (a)	120	81	193	10,554
Other (expense) income, net	$(1,816)	$(2,857)	$(4,933)	$2,360
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
Income tax expense, (loss) income before income taxes and the corresponding effective tax rate for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense	$3,215	$3,864	$12,840	$14,648
(Loss) income before income taxes	(17,671)	(3,757)	(60,230)	7,156
Effective tax rate	(18)%	(103)%	(21)%	205%
The effective tax rate for the three and nine months ended September 30, 2026 varied from the effective tax rate for the three and nine months ended September 30, 2025 primarily due to the geographic mix of pre-tax income and losses, and the inability to record a tax expense for pre-tax income and a benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.
The income tax rate for the three and nine months ended September 30, 2026 and 2025 varied from the U.S. statutory rate primarily due to the inability to record a tax expense for pre-tax income and a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, tax credits, the impact of income taxes on foreign earnings taxed at rates varying from the U.S. statutory rate, and other permanent items.
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
The Company has an ongoing dispute related to its 2015-2018 U.S. federal income tax filings. The Internal Revenue Service (“IRS”) asserts that income earned by a Netherlands subsidiary from its Mexican branch operations constitutes foreign based company sales income under Section 954(d) of the Internal Revenue Code and should be recognized currently as taxable income on the Company’s 2015-2018 U.S. federal income tax filings. The IRS has also proposed similar adjustments for the 2019-2022 tax years. The Company has been unable to reach a resolution through the IRS appeals process, but does plan to continue to challenge these proposed adjustments through the litigation process in the U.S. Court of Federal Claims in the future, if necessary. The Company believes, after consultation with tax and legal counsel, that it is more likely than not that it will ultimately be successful in defending its position. As such, the Company has not recorded any impact of the IRS’s proposed adjustment in its condensed consolidated financial statements as of the three and nine months ended September 30, 2026 with the exception of an income tax receivable of approximately $11,000 representing tax and interest previously paid to the IRS. In the event the Company is not successful in defending its position, this receivable would be reversed, increasing income tax expense by approximately $11,000.
The Organization for Economic Co-operation and Development (“OECD”) has introduced model rules that propose a global minimum tax framework which has been implemented and enacted by a number European Union member states and other jurisdictions around the world. The Company has recorded the impact of the global minimum tax as currently enacted in the condensed consolidated financial statements for the three and nine months ended September 30, 2026 and September 30, 2025. On January 5, 2026 the OECD announced a new package of administrative guidance under the Pillar Two global minimum tax rules which introduces a new Side by Side Safe Harbor (“SbS Safe Harbor”) that allows multinational enterprise groups with an ultimate parent entity located in a qualified side by side regime to elect a deemed top-up tax of zero across all domestic and foreign operations. As of September 30, 2026, while the OECD has identified the United States as a qualifying jurisdiction, the SbS Safe Harbor has not yet been formally enacted into domestic law in most jurisdictions where we have operations. As a result, we have not reflected the potential benefits of the SbS Safe Harbor election in our condensed

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
consolidated financial statements for the three and nine months ended September 30, 2026. The Company will continue to monitor the legislative progress of the SbS Safe Harbor and other Pillar Two measures and adjust its calculations accordingly when provisions are enacted. We do not expect these changes to have a material impact on the Company’s condensed consolidated financial statements.
On July 4, 2025, the United States enacted a budget reconciliation package known as the One Big Beautiful Bill Act of 2025 (“OBBBA”) into law. The OBBBA includes a broad range of tax reform provisions, including extending and modifying various provisions of the Tax Cuts and Jobs Act and expanding certain incentives in the Inflation Reduction Act while accelerating the phase-out of other incentives. The legislation has multiple effective dates, with some provisions that took effect in 2025 and others being implemented through 2027. The tax reform provisions of the OBBBA did not have a material impact on the Company’s condensed consolidated financial statements for the nine months ended September 30, 2026.
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
Information used to compute basic and diluted net loss per share attributable to Cooper-Standard Holdings Inc. was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss available to Cooper-Standard Holdings Inc. common stockholders	$(20,413)	$(7,644)	$(72,559)	$(7,493)

Basic weighted average shares of common stock outstanding	18,059,642	17,925,510	18,027,323	17,840,926
Dilutive effect of common stock equivalents	—	—	—	—
Diluted weighted average shares of common stock outstanding	18,059,642	17,925,510	18,027,323	17,840,926

Basic net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.13)	$(0.43)	$(4.02)	$(0.42)

Diluted net loss per share attributable to Cooper-Standard Holdings Inc.	$(1.13)	$(0.43)	$(4.02)	$(0.42)
Securities excluded from the calculation of diluted net loss per share were approximately 777,000 and 739,000 for the three months ended September 30, 2026 and September 30, 2025, respectively, and 830,000 and 435,000 for the nine months ended September 30, 2026 and September 30, 2025, respectively, because the inclusion of such securities in the calculation would have been anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
13. Accumulated Other Comprehensive Loss
Changes in accumulated other comprehensive loss by component, net of related tax, were as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Foreign currency translation adjustment
Balance at beginning of period	$(152,382)		$(162,452)		$(158,331)		$(182,099)
Other comprehensive income (loss) before reclassifications	7,142	(1)	1,954	(1)	13,091	(1)	21,601	(1)
Balance at end of period	$(145,240)		$(160,498)		$(145,240)		$(160,498)
Benefit plan liabilities
Balance at beginning of period	$17,089		$11,252		$18,615		$12,839
Other comprehensive income (loss) before reclassifications (net of tax (benefit) expense of $(23), $84, $(29), and $316, respectively)	34		(13)		(208)		(383)
Amounts reclassified from accumulated other comprehensive income (loss)	(640)	(2)	(610)	(3)	(1,924)	(4)	(1,827)	(5)
Balance at end of period	$16,483		$10,629		$16,483		$10,629
Fair value change of derivatives
Balance at beginning of period	$4,842		$4,416		$6,626		$(4,172)
Other comprehensive income (loss) before reclassifications (net of tax expense of $659, $667, $2,157, and $864, respectively)	(12,053)		2,020		(9,495)		11,100
Amounts reclassified from accumulated other comprehensive income (loss) (net of tax expense of $1,038, $761, $2,739, and $886, respectively)	(2,573)		(2,045)		(6,915)		(2,537)
Balance at end of period	$(9,784)		$4,391		$(9,784)		$4,391
Accumulated other comprehensive loss, ending balance	$(138,541)		$(145,478)		$(138,541)		$(145,478)
(1)Includes other comprehensive income (loss) related to intra-entity foreign currency balances that are of a long-term investment nature of $(23,181) and $(4,644) for the three months ended September 30, 2026 and 2025, respectively, and $(6,219) and $(16,545) for the nine months ended September 30, 2026 and 2025, respectively.
(2)Includes the effect of the amortization of actuarial gains of $641 and amortization of prior service cost of $4, net of tax of $(3).
(3)Includes the effect of the amortization of actuarial gains of $610 and amortization of prior service cost of $4, net of tax of $(4).
(4)Includes the effect of the amortization of actuarial gains of $1,924 and amortization of prior service cost of $11, net of tax of $(11).
(5)Includes the effect of the amortization of actuarial gains of $1,826 and amortization of prior service cost of $11, net of tax of $(12).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)
14. Common Stock
Share Repurchase Program
In June 2018, the Company’s Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing the Company to repurchase, in the aggregate, up to $150,000 of its outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by management and in accordance with prevailing market conditions and federal securities laws and regulations. The Company expects to fund any future repurchases from cash on hand and future cash flows from operations. The Company is not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at the Company’s discretion. The 2018 Program became effective in November 2018. As of September 30, 2026, the Company had approximately $98,720 of repurchase authorization remaining under the 2018 Program. The Company did not make any repurchases under the 2018 Program during the nine months ended September 30, 2026 or 2025.
15. Commitments and Contingencies
The Company is periodically involved in claims, litigation and various legal matters (generally, “matters”) that arise in the ordinary course of business. The Company accrues for litigation exposure when it is probable that future costs will be incurred and such costs can be reasonably estimated. Any resulting adjustments, which could be material, are recorded in the period the adjustments are identified. As of September 30, 2026, the Company does not believe that there is a reasonable possibility that any material loss exceeding the amounts already recognized for claims, litigation and various legal matters, if any, has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition, results of operations or cash flows could be adversely affected in any particular period by the unfavorable resolution of one or more of these proceedings or matters.
In addition, many of the Company’s current and former facilities are located on properties with long histories of industrial or commercial operations, and some of these properties have been subject to certain environmental investigations and remediation activities. The Company maintains environmental reserves for certain of these locations. As of September 30, 2026 and December 31, 2025, the Company had approximately $7,275 and $7,550, respectively, reserved in accrued liabilities and other liabilities in the condensed consolidated balance sheets on an undiscounted basis. In some cases, remediation activities are expected to continue for an extended period of time. Where the full scope or duration of such activities cannot be reasonably estimated due to uncertainties related to regulatory requirements, site performance, or technology changes, the Company has accrued only for those costs that are currently estimable. The Company will update its estimates as new information becomes available, as applicable.
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
Certain financial information on the Company’s reportable segments was as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$361,057	$335,886		$359,694	$329,292
Intersegment sales	10,800	767		10,916	726
Total reportable segment sales	$350,257	$335,119	$685,376	$348,778	$328,566	$677,344

Reconciliation of segment sales
Corporate, eliminations and other (a)			23,215			18,158
Total consolidated sales			$708,591			$695,502

Cost of products sold (b)	$315,276	$292,280		$305,476	$287,460
Other segment items (c)	5,954	10,826		12,449	12,077
Total reportable segment adjusted EBITDA	$29,027	$32,013	$61,040	$30,853	$29,029	$59,882

Depreciation and amortization	11,424	9,591	23,363	12,296	10,149	24,883
Restructuring charges	16,847	1,631	19,220	2,678	735	3,535
Interest expense, net of interest income			27,450			28,614
Income tax expense			3,215			3,864
Corporate, eliminations and other			(8,205)			(6,630)
Total consolidated net loss			$(20,413)			$(7,644)
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands except share and per share amounts)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Sealing Systems	Fluid Handling Systems	Total	Sealing Systems	Fluid Handling Systems	Total
Gross reportable segment sales	$1,083,933	$1,002,440		$1,089,923	$957,268
Intersegment sales	31,419	4,111		32,466	2,274
Total reportable segment sales	$1,052,514	$998,329	$2,050,843	$1,057,457	$954,994	$2,012,451

Reconciliation of segment sales
Corporate, eliminations and other (a)			65,456			56,093
Total consolidated sales			$2,116,299			$2,068,544

Cost of products sold (b)	$935,460	$877,332		$917,768	$843,595
Other segment items (c)	31,947	37,874		36,179	34,391
Total reportable segment adjusted EBITDA	$85,107	$83,123	$168,230	$103,510	$77,008	$180,518

Depreciation and amortization	33,933	28,654	69,658	36,717	29,140	73,232
Restructuring charges	24,814	13,633	40,915	6,934	1,268	8,498
Interest expense, net of interest income			82,754			85,945
Income tax expense			12,840			14,648
Loss on refinancing and extinguishment of debt			24,155			—
Gain on sale of businesses, net			—			(98)
Corporate, eliminations and other			(10,467)			(5,786)
Total consolidated net loss			$(72,559)			$(7,493)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital expenditures
Sealing Systems	$8,372	$7,980	$26,014	$21,624
Fluid Handling Systems	7,329	3,869	27,103	15,026
Total for reportable segments	$15,701	$11,849	$53,117	$36,650
Corporate, eliminations and other	276	(658)	720	(144)
Consolidated	$15,977	$11,191	$53,837	$36,506

	September 30, 2026	December 31, 2025
Segment assets
Sealing Systems	$903,688	$868,251
Fluid Handling Systems	792,706	731,230
Total for reportable segments	$1,696,394	$1,599,481
Corporate, eliminations and other	204,435	233,693
Consolidated	$1,900,829	$1,833,174

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
Recent Trends and Conditions
General Economic Conditions and Outlook
The global automotive industry is susceptible to unpredictable economic conditions that can adversely impact new vehicle demand and production levels. These conditions may be compounded by disruptions in supply chains for certain critical materials and components, and business conditions can vary materially by region and over time. In 2025, global light vehicle production increased modestly despite persistent economic risks and uncertainties. During the first nine months of 2026, however, global light vehicle production declined by 0.7 percent, with the most significant declines occurring in China and North America. The industry outlook for the remainder of 2026 continues to be uncertain due to ongoing geopolitical and macroeconomic risks, including military actions in the Middle East, rising oil prices, constraints on global trade and transportation through the Strait of Hormuz, and continued broad-based inflationary pressures.
In North America, consumer confidence in the United States remains subdued, with certain surveys and economic indices remaining near their lowest levels in more than a decade. Ongoing concerns regarding U.S. military actions in the Middle East and continued uncertainty surrounding U.S. trade policy have contributed to heightened volatility across capital and consumer markets. Persistently high interest rates, elevated prices for energy and other commodities, broad-based inflationary pressures, and increasing levels of consumer debt are further weighing on overall economic activity. Conversely, lower tax rates, reduced regulation, and other incentives included in recently enacted legislation are expected to support commercial investment and consumer demand once geopolitical conditions stabilize. In addition, the outcome of the recent mid-term elections in the United States could contribute to further economic and policy uncertainty. Economists at the International Monetary Fund (“IMF”) project that the economies of the United States, Canada and Mexico will grow by 2.3 percent, 1.1 percent and 1.5 percent, respectively, in 2026.
In Europe, trends toward economic stabilization and growth observed earlier in the year have been disrupted by military actions in the Middle East. Rising oil and natural gas prices have contributed to increased inflationary pressures and lower consumer spending. Fiscal stimulus measures, particularly in Germany, increased defense-related spending and continued business investment are expected to provide some support to regional economic activity, partially offsetting the impact of weaker consumer spending. In addition, regional unemployment has remained relatively stable at approximately 6.0%, its lowest level in a decade. Against this uncertain economic environment, economists at the IMF project that the Eurozone economy will grow by 1.1 percent in 2026.
In the Asia Pacific region, China’s economy has continued to grow steadily, supported by domestic stimulus measures and increased export activity. Lower effective U.S. tariffs and domestic stimulus measures have helped mitigate certain economic impacts associated with military actions in the Middle East. However, weak consumer demand, persistent declines in property values and rising public debt remain risks to the economic outlook, with consumer confidence remaining near its lowest level in a decade. Despite these challenges, economists at the IMF project that China’s economy will grow by 4.5 percent in 2026.
In South America, the Brazilian central bank initiated a policy of lowering interest rates during the first quarter of 2026 in an effort to stimulate economic growth. However, inflationary pressures have re-emerged, driven in part by higher energy prices and increased costs for imported fertilizers critical to Brazil’s agriculture sector resulting from military actions in the Middle East. In addition, Brazilian financial markets initially reacted negatively to the results of the recent presidential election, and the relative value of the Brazilian Real may remain under pressure. In response to renewed inflationary concerns, the central bank may moderate the pace of further interest rate reductions in the near term. The outlook for the Brazilian economy remains uncertain, reflecting potential economic and policy implications of the election results as well as continued geopolitical and global market uncertainty. Economists at the IMF most recently projected that Brazil's economy will grow by 2.2 percent in 2026.
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
Light vehicle production in certain regions for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions of units)	2026(1)	2025(1)	% Change	2026(1)	2025(1)	% Change
North America	3.8	4.0	(4.7)%	11.5	11.7	(1.8)%
Europe	3.9	3.9	0.9%	12.9	12.7	1.3%
Asia Pacific	13.7	13.8	(1.0)%	39.5	39.8	(0.7)%
Greater China	7.9	8.4	(5.9)%	22.0	23.3	(5.5)%
South America	0.9	0.8	5.7%	2.4	2.3	6.0%
(1)Production data based on Mobility Global, October 2026.
Current industry forecasts project that global light vehicle production will decline by approximately 2% in 2026 compared with 2025, followed by flat to modest growth in 2027. Actual production volumes, however, have varied historically and may fluctuate from forecasted levels due to geopolitical actions, catastrophic events affecting the supply of aluminum and other critical materials and components, broader supply chain disruptions, labor-related disruptions in certain regions or locations, cyberattacks or natural disasters impacting customer operations, changes in consumer demand, the regulatory environment, availability of incentives and overall industry competitiveness, among other factors. In addition, the electric vehicle segment continues to face significant challenges in achieving previously forecasted production volumes, particularly in North America.
Raw Materials
Our business is susceptible to inflationary pressures related to raw materials. Volatility in the market prices and availability of certain key raw materials, together with evolving trade policies and geopolitical disruptions, may create operational and profitability challenges for the Company and the industry as a whole. These conditions may result in higher base material prices, shipment delays, extended transit times, increased fuel, freight and insurance costs, reduced carrier availability, and the need to reroute cargo. Such impacts could adversely affect our supply chain, production schedules, operating costs and ability to meet customer delivery commitments. Beginning in the second quarter of 2026 and continuing through the third quarter of 2026, we experienced significantly higher raw material costs, primarily but not exclusively related to petroleum-derived products. We continue to work closely with our customers and suppliers to mitigate inflationary pressures and material-related cost exposures through a combination of index-based pricing agreements and other commercial enhancements.
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
In March 2026, the U.S. Court of International Trade ("CIT") issued an order directing U.S. Customs and Border Protection ("CBP") to process refunds of certain IEEPA tariffs. In April 2026, CBP implemented a new system through which importers may submit claims for refunds of such tariffs. Accordingly, we submitted claims for refunds of certain IEEPA tariffs previously paid on imports. We account for these refund claims as loss recoveries in accordance with ASC 450, Contingencies. Any recovery will be recognized as a receivable when realization is probable. Amounts recognized will be reflected as a reduction of cost of products sold to the extent related to inventory previously sold and as a reduction of inventory to the extent related to goods that remain unsold. For the three and nine months ended September 30, 2026, the recognition of IEEPA tariff refunds did not have a material impact on our condensed consolidated financial statements.
Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(Dollar amounts in thousands)			(Dollar amounts in thousands)
Sales	$708,591	$695,502	$13,089	$2,116,299	$2,068,544	$47,755
Cost of products sold	630,800	608,361	22,439	1,872,334	1,811,174	61,160
Gross profit	77,791	87,141	(9,350)	243,965	257,370	(13,405)
Selling, administration & engineering expenses	46,957	55,396	(8,439)	152,067	157,797	(5,730)
Amortization of intangibles	1,230	1,746	(516)	3,681	5,068	(1,387)
Restructuring charges	19,220	3,535	15,685	40,915	8,498	32,417
Operating income	10,384	26,464	(16,080)	47,302	86,007	(38,705)
Interest expense, net of interest income	(27,450)	(28,614)	1,164	(82,754)	(85,945)	3,191
Equity in earnings of affiliates	1,211	1,250	(39)	4,310	4,734	(424)
Loss on refinancing and extinguishment of debt	—	—	—	(24,155)	—	(24,155)
Other (expense) income, net	(1,816)	(2,857)	1,041	(4,933)	2,360	(7,293)
(Loss) income before income taxes	(17,671)	(3,757)	(13,914)	(60,230)	7,156	(67,386)
Income tax expense	3,215	3,864	(649)	12,840	14,648	(1,808)
Net loss	(20,886)	(7,621)	(13,265)	(73,070)	(7,492)	(65,578)
Net loss (income) attributable to noncontrolling interests	473	(23)	496	511	(1)	512
Net loss attributable to Cooper-Standard Holdings Inc.	$(20,413)	$(7,644)	$(12,769)	$(72,559)	$(7,493)	$(65,066)

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Sales

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Total sales	$708,591	$695,502	$13,089	$9,110	$3,979
* Net of customer price adjustments, including recoveries.

Sales for the three months ended September 30, 2026 increased 1.9% compared to the three months ended September 30, 2025. The increase in sales was driven by the favorable impact of volume and mix, net of customer price adjustments, including recoveries, and favorable foreign exchange.
Gross Profit

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost (Decreases)/Increases**
	(Dollar amounts in thousands)
Cost of products sold	$630,800	$608,361	$22,439	$22,169	$6,908	$(6,638)
Gross profit	77,791	87,141	(9,350)	(13,059)	(2,929)	6,638
Gross profit percentage of sales	11.0%	12.5%
* Net of customer price adjustments, including recoveries.
** Includes savings from restructuring initiatives.
Cost of products sold is primarily comprised of direct materials, labor, manufacturing overhead, freight, depreciation and other direct operating expenses. Among these, direct materials represent the largest component, accounting for approximately 52% of total cost of products sold for each of the three months ended September 30, 2026 and September 30, 2025. The change in cost of products sold was impacted by increased costs from volume and mix, net of recoveries, unfavorable foreign exchange, unfavorable material economics, and higher inflation of labor and overhead, partially offset by cost decreases driven by purchasing savings through lean initiatives, decreased tariff expense, and savings from prior year restructuring initiatives.
Gross profit for the three months ended September 30, 2026 decreased $9.4 million compared to the three months ended September 30, 2025. The change in gross profit was driven by unfavorable volume and mix, net of recoveries, unfavorable foreign exchange, unfavorable material economics, and higher inflation of labor and overhead, partially offset by cost decreases driven by purchasing savings through lean initiatives, decreased tariff expense, and savings from prior year restructuring initiatives.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses include administrative expenses as well as product engineering and design and development costs. Selling, administration and engineering expenses for the three months ended September 30, 2026 were $47.0 million, or 6.6% of sales, compared to $55.4 million, or 8.0% of sales, for the three months ended September 30, 2025. The decrease, in both dollar terms and as a percentage of sales, was primarily due to lower employee incentive compensation expense.
Restructuring Charges. Restructuring charges for the three months ended September 30, 2026 increased $15.7 million compared to the three months ended September 30, 2025. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs associated with the closure and downsizing of certain plants in Europe and North America.
Other Expense, Net. Other expense, net, for the three months ended September 30, 2026 decreased $1.0 million compared to the three months ended September 30, 2025. The decrease was primarily driven by lower foreign currency losses.
Income Tax Expense. Income tax expense for the three months ended September 30, 2026 was $3.2 million on losses before income taxes of $17.7 million compared to an income tax expense of $3.9 million on losses before income taxes of $3.8 million for the three months ended September 30, 2025. The effective tax rate for the three months ended September 30, 2026 differed from the effective tax rate for the three months ended September 30, 2025 primarily due to the geographic mix of pre-tax losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances and other permanent items.

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Sales

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Total sales	$2,116,299	$2,068,544	$47,755	$9,609	$38,146
* Net of customer price adjustments, including recoveries.
Sales for the nine months ended September 30, 2026 increased 2.3% compared to the nine months ended September 30, 2025. The increase in sales was driven primarily by favorable foreign exchange and the favorable impact of volume and mix, net of customer price adjustments, including recoveries.
Gross Profit

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Increases/(Decreases)**
	(dollar amounts in thousands)
Cost of products sold	$1,872,334	$1,811,174	$61,160	$30,183	$42,604	$(11,627)
Gross profit	243,965	257,370	(13,405)	(20,574)	(4,458)	11,627
Gross profit percentage of sales	11.5%	12.4%
* Net of customer price adjustments, including recoveries.
** Includes savings from restructuring initiatives.
Direct materials accounted for approximately 52% and 53% of total costs of products sold for the nine months ended September 30, 2026 and September 30, 2025, respectively. The change in cost of products sold was impacted by unfavorable foreign exchange, increased costs from volume and mix, net of recoveries, unfavorable material economics, and higher inflation of labor and overhead, partially offset by manufacturing and purchasing savings through lean initiatives, decreased tariff expense, and savings from prior year restructuring initiatives.
Gross profit for the nine months ended September 30, 2026 decreased $13.4 million compared to the nine months ended September 30, 2025. The change in gross profit was driven by unfavorable volume and mix, net of recoveries, unfavorable foreign exchange, unfavorable material economics, and higher inflation of labor and overhead, partially offset by cost decreases driven by manufacturing and purchasing savings through lean initiatives, decreased tariff expense, and savings from prior year restructuring initiatives.
Selling, Administration and Engineering Expenses. Selling, administration and engineering expenses for the nine months ended September 30, 2026 were $152.1 million, or 7.2% of sales, compared to $157.8 million, or 7.6% of sales for the nine months ended September 30, 2025. The decrease, in both dollar terms and as a percentage of sales, was primarily due to lower employee incentive compensation expense, partially offset by unfavorable foreign exchange.
Restructuring Charges. Restructuring charges for the nine months ended September 30, 2026 increased $32.4 million compared to the nine months ended September 30, 2025. The increase was primarily driven by higher restructuring costs related to employee severance and other related exit costs associated with the closure and downsizing of certain plants in Europe and North America.
Loss on Refinancing and Extinguishment of Debt. Loss on refinancing and extinguishment of debt for the nine months ended September 30, 2026 was $24.2 million, which resulted from redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes related to the Refinancing Transactions described in Liquidity and Capital Resources.
Other (Expense) Income, Net. Other expense, net for the nine months ended September 30, 2026 was $4.9 million compared to other income, net of $2.4 million for the nine months ended September 30, 2025. The change was primarily driven by $10.3 million of income recognized in connection with certain royalty settlements in the prior year period.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2026 was $12.8 million on losses before income taxes of $60.2 million compared to income tax expense of $14.6 million on earnings before income taxes of $7.2 million for the nine months ended September 30, 2025. The effective tax rate for the nine months ended September 30, 2026 differed from the effective tax rate for the nine months ended September 30, 2025 primarily due to the geographic mix of pre-tax earnings and losses, the inability to record a tax benefit for pre-tax losses in the U.S. and certain foreign jurisdictions due to valuation allowances, and other permanent items.
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
The following tables present sales and segment adjusted EBITDA for each of the reportable segments.
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Sales

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(Dollar amounts in thousands)
Sales to external customers
Sealing Systems	$350,257	$348,778	$1,479	$(1,543)	$3,022
Fluid Handling Systems	335,119	328,566	6,553	5,596	957
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was driven by a $3.9 million favorable impact of the Chinese Renminbi and a $0.9 million unfavorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix and improved customer recoveries, partially offset by decreased tariff recoveries. The foreign currency exchange variance was driven by a $1.4 million favorable impact of the Chinese Renminbi and a $0.4 million unfavorable impact of all other currencies.
Segment adjusted EBITDA

	Three Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(Dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$29,027	$30,853	$(1,826)	$(2,156)	$107	$223
Fluid Handling Systems	32,013	29,029	2,984	(11,196)	(1,462)	15,642
* Net of customer price adjustments, including recoveries.
** Includes savings from restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was driven by a $1.0 million favorable impact of the South Korean Won, a $0.5 million favorable impact the Chinese Renminbi, a $0.5 million favorable impact of the Brazilian Real, a $2.0 million unfavorable impact of the Mexican Peso, and a $0.1 million favorable impact of all other currencies. The cost decreases were driven by $6.9 million of manufacturing and purchasing savings through lean initiatives and $11.4 million of all other operational savings. These cost decreases were offset by $12.1 million of unfavorable material economics due to the highly inflationary economic environment and $6.0 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven primarily by unfavorable mix and decreased tariff recoveries. The foreign currency exchange variance was driven by a $1.1 million unfavorable impact of the South Korean Won and a $0.4 million unfavorable impact of all other currencies. The cost decreases were driven by $12.6 million of decreased tariff expense, $5.3 million of purchasing savings through lean initiatives, and $5.4 million of all other operational cost savings. These cost decreases were partially offset by $5.3 million of unfavorable inflation in labor and other operational costs and $2.4 million of unfavorable material economics.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Sales

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange
	(dollar amounts in thousands)
Sales to external customers
Sealing Systems	$1,052,514	$1,057,457	$(4,943)	$(34,709)	$29,766
Fluid Handling Systems	998,329	954,994	43,335	34,955	8,380
* Net of customer price adjustments, including recoveries.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a $14.0 million favorable impact, as well as a $9.7 million favorable impact of the Chinese Renminbi, a $5.8 million favorable impact of the Brazilian Real, and a $0.3 million favorable impact of all other currencies.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven primarily by favorable volume and mix. The foreign currency exchange variance was primarily driven by the strengthening of the Euro relative to the U.S. dollar, which resulted in a $4.1 million favorable impact, as well as a $3.7 million favorable impact of the Chinese Renminbi, and a $0.6 million favorable impact of all other currencies.
Segment adjusted EBITDA

	Nine Months Ended September 30,			Variance Due To:
	2026	2025	Change	Volume/Mix*	Foreign Exchange	Cost Decreases/(Increases)**
	(dollar amounts in thousands)
Segment adjusted EBITDA
Sealing Systems	$85,107	$103,510	$(18,403)	$(24,283)	$1,667	$4,213
Fluid Handling Systems	83,123	77,008	6,115	3,158	(11,026)	13,983
* Net of customer price adjustments, including recoveries.
** Includes savings from restructuring initiatives.
Sealing Systems. The variance in volume and mix, including customer price adjustments, was driven by lower customer volumes and unfavorable mix. The foreign currency exchange variance was driven by a $4.2 million favorable impact of the Canadian Dollar, a $1.6 million favorable impact of the Brazilian Real, a $6.0 million unfavorable impact of the Mexican Peso, and a $1.9 million favorable impact of all other currencies. The cost decreases were driven by $21.8 million of manufacturing and purchasing savings through lean initiatives and $15.9 million of all other operational savings. These cost decreases were partially offset by $19.5 million of unfavorable material economics and $14.0 million of unfavorable inflation in labor and other operational costs.
Fluid Handling Systems. The variance in volume and mix, including customer price adjustments, was driven by favorable volume and mix. The foreign currency exchange variance was driven by a $11.5 million unfavorable impact of the Mexican Peso and a $0.5 million favorable impact of all other currencies. The cost decreases were driven by $22.2 million of manufacturing and purchasing savings through lean initiatives, $1.6 million of decreased tariff expense, and $6.3 million of all other operational cost savings. These cost decreases were partially offset by $11.5 million of unfavorable inflation in labor and other operational costs and $4.6 million unfavorable material economics.
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
ABL Amendment
On September 3, 2026, certain subsidiaries of the Company entered into Amendment No. 6 (the "Sixth Amendment") to the ABL Facility with certain lenders, Bank of America, N.A., as agent, and the other parties thereto. The Sixth Amendment, among other matters, (i) increased the aggregate revolving loan commitment from $180 million to $200 million, (ii) extended the maturity date of the commitments under the ABL Facility for each lender to September 3, 2031 and (iii) decreased the applicable margin for borrowings bearing interest based on the Secured Overnight Financing Rate ("SOFR"), the Canadian Overnight Repo Rate Average ("CORRA"), a base rate or a prime rate, such that revolving loans are now priced by reference to a grid based on the average quarterly availability, with the margins ranging from 150 basis points to 225 basis points (for borrowings bearing interest based on SOFR or CORRA) and 50 basis points to 125 basis points (for borrowings bearing interest based on a base rate or prime rate).
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

As a result of the Refinancing Transactions, the Company extended the maturities of its indebtedness and reduced the amount of cash interest the Company is required to pay on such indebtedness. The Company recognized a loss on the refinancing and extinguishment of debt of $24.2 million during the nine months ended September 30, 2026 related to redemption premiums associated with the prepayment of our First Lien Notes and Third Lien Notes and the write off of unamortized debt issuance costs and unamortized original issue discount on our First Lien Notes and Third Lien Notes. Additionally, the Company incurred total fees and redemption premiums of $35.4 million associated with the Refinancing Transactions, all of which were paid during the nine months ended September 30, 2026. The fees and redemption premiums paid during the nine months ended September 30, 2026 are reflected as cash used in financing activities in the condensed consolidated statement of cash flows.
Cash Flows
Operating Activities. Net cash used in operations was $33.8 million for the nine months ended September 30, 2026, compared to net cash provided by operations of $8.2 million for the nine months ended September 30, 2025. The net change was primarily due to lower net cash earnings year-over-year driven by $10.3 million of income recognized in connection with certain royalty settlements in the prior year and changes in working capital, partially offset by a decrease in cash interest payments of $29.7 million year-over-year as a result of the Refinancing Transactions described above. Working capital was negatively impacted primarily due to an increase in payments related to customer tooling programs during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Investing Activities. Net cash used in investing activities was $53.8 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $33.9 million for the nine months ended September 30, 2025. The net change was primarily due to higher capital expenditures, primarily related to customer program and launch requirements. Capital expenditures were $53.8 million for the nine months ended September 30, 2026 compared to $36.5 million for the nine months ended September 30, 2025. We expect to maintain disciplined capital spending and anticipate total capital expenditures of approximately $65 to $70 million in 2026.
Financing Activities. Net cash provided by financing activities totaled $8.3 million for the nine months ended September 30, 2026, compared to net cash used in financing activities of $3.8 million for the nine months ended September 30, 2025. The net change was primarily due to the net cash impact of the Refinancing Transactions described above. This net change was partially offset by a net increase in tax withholding amounts related to employees’ share-based payment awards by $1.3 million year-over-year.
Share Repurchase Program
In June 2018, our Board of Directors approved a common stock repurchase program (the “2018 Program”) authorizing us to repurchase, in the aggregate, up to $150.0 million of our outstanding common stock. Under the 2018 Program, repurchases may be made on the open market, through private transactions, accelerated share repurchases, round lot or block transactions on the New York Stock Exchange or otherwise, as determined by us and in accordance with prevailing market conditions and federal securities laws and regulations. We expect to fund any future repurchases from cash on hand and future cash flows from operations. The specific timing and amount of any future repurchase will vary based on market and business conditions, changes in tax laws and other factors. We are not obligated to acquire a particular amount of securities, and the 2018 Program may be discontinued at any time at our discretion. The 2018 Program became effective in November 2018. As of September 30, 2026, we had approximately $98.7 million of repurchase authorization remaining under the 2018 Program. We did not make any repurchases under the 2018 Program during the nine months ended September 30, 2026 or 2025.
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
We designated Liveline Technologies, Inc. (“Liveline”) as an unrestricted subsidiary under the terms of certain of its debt agreements. Liveline remains a wholly-owned subsidiary of CSA U.S. Liveline incurred a net loss of $0.7 million and $1.8 million during the three and nine months ended September 30, 2026, respectively, compared to a net loss of $0.4 million and $1.4 million during the three and nine months ended September 30, 2025, respectively. As of September 30, 2026, Liveline had approximately $0.8 million of gross assets. Liveline will look to the Company for necessary funding until it is able to sustain itself through sales of its products and services.

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA from net loss, which is the most comparable financial measure in accordance with U.S. GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollar amounts in thousands)
Net loss attributable to Cooper-Standard Holdings Inc.	$(20,413)	$(7,644)	$(72,559)	$(7,493)
Income tax expense	3,215	3,864	12,840	14,648
Interest expense, net of interest income	27,450	28,614	82,754	85,945
Depreciation and amortization	23,363	24,883	69,658	73,232
EBITDA	$33,615	$49,717	$92,693	$166,332
Restructuring charges	19,220	3,535	40,915	8,498
Gain on sale of businesses, net (1)	—	—	—	(98)
Loss on refinancing and extinguishment of debt (2)	—	—	24,155	—
Adjusted EBITDA	$52,835	$53,252	$157,763	$174,732
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
Critical Accounting Estimates
There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2026.
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
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A.    Risk Factors
There have been no material changes to the risk factors reported or new risk factors identified since the filing of our 2025 Annual Report.
Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities By the Issuer and Affiliated Purchasers
The Company is authorized to purchase, in the aggregate, up to $150.0 million of our outstanding common stock under our common stock repurchase program, which was effective in November 2018. As of September 30, 2026, we had approximately $98.7 million of repurchase authorization remaining under our common stock share repurchase program as discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Share Repurchase Program,” and Note 14. “Common Stock” to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Report.
A summary of our shares of common stock repurchased during the three months ended September 30, 2026 is shown below:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (in millions)
July 1, 2026 through July 31, 2026	—	$—	—	$98.7
August 1, 2026 through August 31, 2026	1,578	31.40	—	98.7
September 1, 2026 through September 30, 2026	86	23.08	—	98.7
Total	1,664		—
(1)Represents shares repurchased by the Company to satisfy employee tax withholding requirements due upon the vesting of restricted stock awards.

Item 5.        Other Information
Rule 10b5-1 Trading Arrangements
During the three months ended September 30, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended), adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933, as amended).

Item 6.        Exhibits

Exhibit No.	Description of Exhibit
10.1
Sixth Amendment, dated as of September 3, 2026, to the Third Amended and Restated Loan Agreement, among CS Intermediate Holdco 1 LLC, Cooper-Standard Automotive Inc., Cooper-Standard Automotive Canada Limited, Cooper-Standard Automotive International Holdings B.V., certain subsidiaries of Cooper-Standard Automotive Inc., the lenders party thereto and Bank of America, N.A. as agent for such lenders (incorporated by reference to Exhibit 10.1 to Cooper-Standard Holdings Inc.’s Current Report on Form 8-K filed September 10, 2026).

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

COOPER-STANDARD HOLDINGS INC.

November 5, 2026	/S/ JONATHAN P. BANAS
Date	Jonathan P. Banas Executive Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)